Form 10QSB
period 1996-03-31
MCCOMBS REALTY PARTNERS LTD
filed 1996-05-06
CIK 759198

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-14570


                       MCCOMBS REALTY PARTNERS, LTD.
       (Exact name of small business issuer as specified in its charter)


         California                                      33-0068732
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                        MCCOMBS REALTY PARTNERS, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 1996



 Assets
    Cash and cash equivalents:
       Unrestricted                                                $   525
       Restricted--tenant security deposits                             27
    Accounts receivable                                                  9
    Escrow for taxes                                                    22
    Restricted escrows                                                 137
    Other assets                                                       184
    Investment properties:
      Land                                          $   499
      Buildings and related personal property         5,123
                                                      5,622
      Less accumulated depreciation                  (2,896)         2,726

                                                                   $ 3,630

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $    42
    Tenant security deposits                                            27
    Accrued taxes                                                       20
    Other liabilities                                                   81
    Mortgage note payable                                            5,818

 Partners' Capital (Deficit)
    General partners                                $     2
    Limited partners (22,036 units
       issued and outstanding)                       (2,360)        (2,358)

                                                                   $ 3,630

           See Accompanying Notes to Consolidated Financial Statements

b)                       MCCOMBS REALTY PARTNERS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except for unit data)



                                                         Three Months Ended
                                                              March 31,
                                                        1996            1995
 Revenues:
     Rental income                                     $   334         $   319
     Other income                                           31              19
       Total revenues                                      365             338

 Expenses:
     Operating                                             114              94
     General and administrative                             10               8
     Maintenance                                            60              16
     Depreciation                                           46              40
     Interest                                              162             184
     Property taxes                                         20              35
       Total expenses                                      412             377

     Net loss                                          $   (47)        $   (39)

 Net loss allocated to general partners (1%)           $    --         $    --

 Net loss allocated to limited partners (99%)              (47)            (39)

                                                       $   (47)        $   (39)


 Net loss per limited partnership unit                 $ (2.12)        $ (1.77)


           See Accompanying Notes to Consolidated Financial Statements

c)                        MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner       Partners          Total
 Partners' capital (deficit)
    at December 31, 1995            22,036       $     2       $ (2,313)       $ (2,311)

 Net loss for the three
    months ended March 31, 1996         --            --            (47)            (47)

 Partners' capital (deficit)
    at March 31, 1996               22,036       $     2       $ (2,360)       $ (2,358)


           See Accompanying Notes to Consolidated Financial Statements


d)                        MCCOMBS REALTY PARTNERS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Cash flows from operating activities:
    Net loss                                               $  (47)        $  (39)
    Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation                                            46             40
       Amortization of discounts and loan costs                 5             47
       Change in accounts:
        Restricted cash                                        --              4
        Accounts receivable                                     1             (6)
        Escrows for taxes                                     (20)            --
        Other assets                                           --              1
        Accounts payable                                     (133)            12
        Tenant security deposit liabilities                     3              1
        Accrued taxes                                          20             19
        Other liabilities                                       9              3

            Net cash (used in) provided by
                operating activities                         (116)            82

 Cash flows from investing activities:
    Property improvements and replacements                    (18)            (2)
    Deposits to restricted escrows                            (17)            --

            Net cash used in investing activities             (35)            (2)

 Cash flows from financing activities:
    Payments on mortgage note payable                         (12)            (8)

            Net cash used in financing activities             (12)            (8)

 Net (decrease) increase in cash and cash equivalents        (163)            72

 Cash and cash equivalents at beginning of period             688            212
 Cash and cash equivalents at end of period                $  525         $  284

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $  118         $  137

           See Accompanying Notes to Consolidated Financial Statements


e)                        MCCOMBS REALTY PARTNERS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1995, for McCombs Realty Partners, Ltd. ("Partnership").

Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statement of operations. Reimbursements for services from affiliates are included in general and administrative expense in the consolidated statement of operations. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1996 and 1995:

                                                    Three Months Ended
                                                         March 31,
                                                   1996               1995

 Property management fees                          $ 18               $ 16
 Reimbursement for services from affiliates           7                  6


   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three month periods ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Lakewood at Pelham
    Greenville, South Carolina                     94%          99%


   The General Partner attributes the decrease in occupancy to an increase in rental rates.

Results of Operations

   The Partnership's net loss as shown in the financial statements for the three months ended March 31, 1996, was approximately $47,000 as compared to net loss of approximately $39,000 for the corresponding period of 1995. The increase in net loss for the three months ended March 31, 1996, is primarily attributable to the increase in maintenance expense which is a result of painting and repairs performed at the investment property. In addition, the increase in net loss is due to an increase in operating expenses due to an increase in maintenance salaries needed to complete the painting and repairs and an increase in advertising in an attempt to increase the occupancy level at the investment property. Also increasing the net loss for the three months ended March 31, 1996, is an increase in depreciation expense due to the acquisition of depreciable assets.

   Offsetting the items noted above was a decrease in interest expense due to a decrease in the interest rate on the mortgage balance during the three months ended March 31, 1996, resulting from the refinancing in June 1995. Property tax expense for the three months ended March 31, 1996, decreased as compared to the three months ended March 31, 1995, due to an underpayment of 1993 taxes that were paid in the first quarter of 1995.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership for increases in expense. As part of this plan the General Partner attempts to protect the Partnership for the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

   At March 31, 1996, the Partnership had unrestricted cash of $525,000 versus $284,000 at March 31, 1995. Net cash used in operating activities increased due to a decrease in accounts payable, a decrease in the amortization of discounts and loan costs, and an increase in the escrows for taxes. This increase in net cash used in operating activities was partially offset by an increase in depreciation expense and an increase in other liabilities. Net cash used in investing activities increased as a result of increased purchases of property improvements and replacements and increased deposits to restricted escrows. Net cash used in financing activities increased as a result of increased principal payments on the mortgage note payable due to the reduced interest rate provided by the debt refinancing of Lakewood at Pelham in June 1995.

   The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or from cash and cash equivalents on hand.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,818,000 has a maturity date of June 30, 2005, at which time the property will be sold or refinanced. Future cash distributions will depend on the level of net cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were recorded in the first three months of 1996 or 1995 and none are expected for the remainder of 1996.



                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1996.




                                   SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MCCOMBS REALTY PARTNERS, LTD.

                                   By: CRPTEX, INC.
                                       the General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO



                                   Date:  May 6, 1996