Form 10QSB
period 1996-06-30
MCCOMBS REALTY PARTNERS LTD
filed 1996-07-31
CIK 759198

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996
 Assets
    Cash and cash equivalents:
       Unrestricted                                                $   459
       Restricted--tenant security deposits                             30
    Accounts receivable                                                  7
    Escrow for taxes                                                    41
    Restricted escrows                                                 154
    Other assets                                                       182
    Investment properties:
       Land                                          $   499
       Buildings and related personal property         5,224
                                                       5,723
       Less accumulated depreciation                  (2,943)        2,780
                                                                   $ 3,653


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $    23
    Tenant security deposits                                            28
    Accrued taxes                                                       40
    Other liabilities                                                   95
    Mortgage note payable                                            5,806

 Partners' Capital (Deficit)
    General partner                                  $     2
    Limited partners (22,036 units
       issued and outstanding)                        (2,341)       (2,339)

                                                                   $ 3,653

           See Accompanying Notes to Consolidated Financial Statements

b)                       MCCOMBS REALTY PARTNERS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                        Three Months Ended           Six Months Ended
                                             June 30,                     June 30,
                                         1996        1995           1996           1995
 Revenues:
    Rental income                       $  337       $  301         $  672        $  620
    Other income                            26           26             57            45
       Total revenues                      363          327            729           665

 Expenses:
    Operating                              106          106            220           200
    General and administrative              14           13             24            21
    Maintenance                             35           27             95            43
    Depreciation                            47           41             93            81
    Interest                               122          222            285           406
    Property taxes                          20           30             40            65
       Total expenses                      344          439            757           816

 Income(loss) before
    extraordinary gain (loss)               19         (112)           (28)         (151)
 Extraordinary loss on
    retirement of debt                      --         (128)            --          (128)
 Extraordinary gain on
    forgiveness of debt                     --          552             --           552

       Net income (loss)                $   19       $  312         $  (28)       $  273

 Net income (loss) allocated
    to general partner (1%)             $   --       $    3         $   --        $    3
 Net income (loss) allocated
    to limited partners (99%)               19          309            (28)          270
                                        $   19       $  312         $  (28)       $  273
 Per limited partnership unit:
    Net income (loss) before
       extraordinary item               $  .88       $(5.03)        $(1.24)       $(6.78)
    Extraordinary loss on
       retirement of debt                   --        (5.78)            --         (5.78)
    Extraordinary gain on
       forgiveness of debt                  --        24.81             --         24.81
 Net income (loss) per
    limited partnership unit            $  .88       $14.00         $(1.24)       $12.25

           See Accompanying Notes to Consolidated Financial Statements


c)                        MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                      (in thousands, except for unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner       Partners          Total
 Partners' capital (deficit)
    at December 31, 1995             22,036      $     2       $ (2,313)       $ (2,311)

 Net loss for the six
    months ended June 30, 1996                        --            (28)            (28)

 Partners' capital (deficit)
    at June 30, 1996                 22,036      $     2       $ (2,341)       $ (2,339)

           See Accompanying Notes to Consolidated Financial Statements


d)                        MCCOMBS REALTY PARTNERS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                             1996           1995
 Cash flows from operating activities:
    Net (loss) income                                      $  (28)       $   273
    Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
      Depreciation                                             93             81
      Amortization of discounts and loan costs                 10             94
      Extraordinary loss on retirement of debt                 --            128
      Extraordinary gain on forgiveness of debt                --           (552)
      Change in accounts:
        Restricted cash                                        (3)             4
        Accounts receivable                                     3             (8)
        Escrows for taxes                                     (39)            (1)
        Other assets                                           (3)            (5)
        Accounts payable                                     (152)           (16)
        Tenant security deposit liabilities                     3             --
        Accrued taxes                                          40             39
        Other liabilities                                      25             10

            Net cash (used in) provided by
              operating activities                            (51)            47

 Cash flows from investing activities:
    Property improvements and replacements                   (120)            (9)
    Deposits to restricted escrows                            (34)           (92)

            Net cash used in investing activities            (154)          (101)

 Cash flows from financing activities:
    Payments on mortgage note payable                         (24)           (16)
    Repayment of mortgage notes payable                        --         (5,163)
    Proceeds of mortgage notes payable                         --          5,850
    Loan costs                                                 --           (178)

            Net cash (used in) provided by
              financing activities                            (24)           493

 Net (decrease) increase in cash and cash equivalents        (229)           439

 Cash and cash equivalents at beginning of period             688            212
 Cash and cash equivalents at end of period                $  459        $   651

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $  236        $   312

           See Accompanying Notes to Consolidated Financial Statements


e)                        MCCOMBS REALTY PARTNERS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners, Ltd. ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1995, for the Partnership.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

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

                                                 Six Months Ended
                                                      June 30,
                                               1996             1995

 Property management fees                       $ 36            $ 31
 Reimbursement for services from affiliates       19              14


The Partnership insures its property under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Mortgage Notes Payable

On June 29, 1995, the Partnership refinanced the four mortgages encumbering Lakewood at Pelham Apartments. The total indebtedness refinanced was approximately $5.7 million, net of discounts which carried stated interest rates from 0 to 10.5% with maturity dates ranging from June 1995 to October 1998. The new mortgage indebtedness of $5.85 million carries a stated interest rate of 8.1% and is amortized over 30 years with a balloon payment due July 1, 2005. As a result of the refinancing, the Partnership recognized an extraordinary loss on the retirement of debt of approximately $128,000 and an extraordinary gain on the forgiveness of debt of approximately $552,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six month periods ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Lakewood at Pelham
    Greenville, South Carolina                     94%         95%


Results of Operations

The Partnership's net loss for the six months ended June 30, 1996, was approximately $28,000 as compared to net income of approximately $273,000 for the corresponding period in 1995. The Partnership recorded net income of approximately $19,000 for the three months ended June 30, 1996, as compared to net income of approximately $312,000 for the corresponding period in 1995. The decrease in net income for the three month period ended June 30, 1996, and the increase in net loss for the six month period ended June 30, 1996, is primarily attributable to the refinancing of Pelham Place Apartments on June 29, 1995, an increase in maintenance expense, and an increase in depreciation expense. As a result of the refinancing during the second quarter of 1995, the Partnership recognized an extraordinary gain on debt forgiveness of approximately $552,000 and an extraordinary loss on the retirement of debt of approximately $128,000. Maintenance expense increased as a result of painting and repairs performed at the investment property. Depreciation expense increased due to the acquisition of property improvements and replacements. Finally, net loss for the six month period ended June 30, 1996, increased due to an increase in general and administrative expense resulting from an increase in professional expenses, an increase in insurance expense and an increase in General Partner reimbursements. The increase in insurance expense is due to the purchase of additional partnership liability insurance that had not been purchased in previous periods.

Offsetting the items noted above was a decrease in interest expense due to a decrease in the interest rate on the mortgage balance during the three and six month periods ended June 30, 1996, resulting from the refinancing in June 1995. Property tax expense for the three and six month periods ended June 30, 1996, decreased as compared to the three and six month periods ended June 30, 1995, due to an underpayment of 1993 taxes that were paid in the first quarter of 1995. Rental income increased for the three month period ended June 30, 1996, due to a rental rate increase in May 1996. Other income increased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to an increase in interest income. Cash balances throughout the first six months of 1996 were higher as compared to the cash balances throughout the first six months of 1995.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, these is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 1996, the Partnership had unrestricted cash of approximately
$459,000 compared to approximately $651,000 at June 30, 1995.   Net cash used in
operating activities increased due to an increase in net loss as described above, a decrease in accounts payable, and an increase in the escrows for taxes. This increase in net cash used in operating activities was partially
offset by an increase in other liabilities.    Net cash used in investing
activities increased as a result of increased purchases of property improvements and replacements. This increase in net cash used in investing activities was partially offset by decreased deposits to restricted escrows. Net cash used in financing activities increased as a result of the debt refinancing of Lakewood at Pelham in June 1995.

On June 29, 1995, the Partnership refinanced the four mortgages encumbering Lakewood at Pelham Apartments. The total indebtedness refinanced was approximately $5.7 million, net of discounts, which carried stated interest rates from 0 to 10.5% with maturity dates ranging from June 1995 to October 1998. The new mortgage indebtedness of $5.85 million carries a stated interest rate of 8.1% and is amortized over 30 years with a balloon payment due July 1, 2005. As a result of the refinancing, the Partnership recognized an extraordinary loss on the retirement of debt of approximately $128,000 and an extraordinary gain on the forgiveness of debt of approximately $552,000.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations; is received from the capital reserve account; or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,806,000 has a maturity date of July 1, 2005, at which time the property will be sold or refinanced. Future cash distributions will depend on the level of net cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were recorded in the first six months of 1996 or 1995 and none are expected for the remainder of 1996.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.



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



                                   Date:  July 31, 1996