Form 10QSB
period 1996-09-30
MCCOMBS REALTY PARTNERS LTD
filed 1996-11-12
CIK 759198

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


               For the quarterly period ended September 30, 1996
                                       or

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS


a)                      MCCOMBS REALTY PARTNERS, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in thousands)

                               September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                             $   433
     Restricted--tenant security deposits                          31
  Accounts receivable                                               4
  Escrow for taxes                                                 61
  Restricted escrows                                              172
  Other assets                                                    176
  Investment properties:
     Land                                        $   499
     Buildings and related personal property       5,249
                                                   5,748
     Less accumulated depreciation                (2,989)       2,759

                                                              $ 3,636

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                            $    20
  Tenant security deposits                                         24
  Accrued taxes                                                    59
  Other liabilities                                               111
  Mortgage note payable                                         5,794

Partners' Capital (Deficit)
  General partner                                $     2
  Limited partners (22,036 units
     issued and outstanding)                      (2,374)      (2,372)

                                                              $ 3,636

          See Accompanying Notes to Consolidated Financial Statements


b)                       MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended       Nine Months Ended
                                           September 30,             September 30,
                                          1996      1995            1996      1995
Revenues:
  Rental income                         $  329     $  318         $1,001     $  938
  Other income                              35         29             92         74
     Total revenues                        364        347          1,093      1,012

Expenses:
  Operating                                140        105            360        306
  General and administrative                13         30             37         51
  Maintenance                               57         59            152        102
  Depreciation                              46         44            139        124
  Interest                                 122         93            407        499
  Property taxes                            19          9             59         74
     Total expenses                        397        340          1,154      1,156

(Loss) income before
  extraordinary gain (loss)                (33)         7            (61)      (144)
Extraordinary gain on
  forgiveness of debt                       --         --             --        424

     Net (loss) income                  $  (33)    $    7         $  (61)    $  280

Net (loss) income allocated
  to general partner (1%)               $   --     $   --             --     $    3
Net (loss) income allocated
  to limited partners (99%)                (33)         7            (61)       277
                                        $  (33)    $    7         $  (61)    $  280

Per limited partnership unit:
  Net (loss) income before
     extraordinary item                 $(1.50)    $  .31         $(2.74)    $(6.47)
  Extraordinary gain on
     forgiveness of debt                    --         --             --      19.03
Net (loss) income per
  limited partnership unit              $(1.50)    $  .31         $(2.74)    $12.56

           See Accompanying Notes to Consolidated Financial Statements

c)                       MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)

                                   Limited
                                 Partnership    General      Limited
                                    Units       Partner      Partners       Total
Partners' capital (deficit)
  at December 31, 1995              22,036      $     2      $ (2,313)    $ (2,311)

Net loss for the nine months
  ended September 30, 1996                           --           (61)         (61)

Partners' capital (deficit)
  at September 30, 1996             22,036      $     2      $ (2,374)    $ (2,372)

          See Accompanying Notes to Consolidated Financial Statements

d)                          MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                                 September 30,
                                                             1996            1995
Cash flows from operating activities:
  Net (loss) income                                       $   (61)         $   280
  Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
    Depreciation                                              139              124
    Amortization of discounts and loan costs                   14               98
    Extraordinary gain on forgiveness of debt                  --             (424)
    Change in accounts:
      Restricted cash                                          (3)               4
      Accounts receivable                                       6              (19)
      Escrows for taxes                                       (59)             (59)
      Other assets                                             (2)              (5)
      Accounts payable                                       (155)             (19)
      Tenant security deposit liabilities                      --                1
      Accrued taxes                                            59               59
      Other liabilities                                        40              103

         Net cash (used in) provided by
           operating activities                               (22)             143

Cash flows from investing activities:
  Property improvements and replacements                     (144)             (54)
  Deposits to restricted escrows                              (52)            (104)
  Withdrawals from restricted escrows                          --               84

         Net cash used in investing activities               (196)             (74)

Cash flows from financing activities:
  Payments on mortgage note payable                           (37)             (23)
  Repayment of mortgage notes payable                          --           (5,163)
  Proceeds of mortgage notes payable                           --            5,850
  Loan costs                                                   --             (193)

         Net cash (used in) provided by
           financing activities                               (37)             471

Net (decrease) increase in cash and cash equivalents         (255)             540

Cash and cash equivalents at beginning of period              688              212
Cash and cash equivalents at end of period                $   433          $   752

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   353          $   395

           See Accompanying Notes to Consolidated Financial Statements

e)                        MCCOMBS REALTY PARTNERS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of McCombs Realty Partners, Ltd. ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of CRPTEX, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1995, for the Partnership.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1996 and 1995:

                                                Nine Months Ended
                                                   September 30,
                                               1996            1995
                                                  (in thousands)

Property management fees                       $ 54            $ 50
Reimbursement for services from affiliates       24              32


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


NOTE C - MORTGAGE NOTES PAYABLE

On June 29, 1995, the Partnership refinanced the four mortgages encumbering Lakewood at Pelham Apartments. The total indebtedness refinanced was approximately $5.7 million, net of discounts, which carried stated interest rates from 0 to 10.5% with maturity dates ranging from June 1995 to October 1998. The new mortgage indebtedness of $5.85 million carries a stated interest rate of 8.1% and is amortized over 30 years with a balloon payment due July 1, 2005. As a result of the refinancing, the Partnership recognized an extraordinary gain on the forgiveness of debt of approximately $424,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine month periods ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Lakewood at Pelham
  Greenville, South Carolina                       93%         95%

Results of Operations

The Partnership's net loss for the nine months ended September 30, 1996, was approximately $61,000 as compared to net income of approximately $280,000 for the corresponding period in 1995. The Partnership recorded a net loss of approximately $33,000 for the three months ended September 30, 1996, as compared to net income of approximately $7,000 for the corresponding period in 1995. The increase in net loss for the nine month period ended September 30, 1996, is primarily attributable to the refinancing of Pelham Place Apartments on June 29, 1995, an increase in operating expense, an increase in maintenance expense, and an increase in depreciation expense. As a result of the refinancing during the second quarter of 1995, the Partnership recognized an extraordinary gain on debt forgiveness of approximately $424,000. Operating expense increased for the nine months ended September 30, 1996, due to increases in advertising and salaries. Advertising expense has increased in order to offset the decreasing trend in occupancy. Salary expense increased due to the hiring of additional maintenance staff in 1996. Maintenance expense increased as a result of major landscaping, interior and exterior painting. Property improvements and replacements of approximately $144,000 for the year ended September 30, 1996, resulted in an increase in depreciation expense.

Offsetting the items noted above was a decrease in interest expense due to a decrease in the interest rate on the mortgage balance during the nine months ended September 30, 1996, resulting from the refinancing in June 1995. Property tax expense for the nine months ended June 30, 1996, decreased as compared to the nine months ended June 30, 1995, due to an assessment of 1993 taxes that were paid in the first quarter of 1995. Rental income increased for the nine months ended September 30, 1996, due to a rental rate increase in May 1996. Other income increased for the nine months ended September 30, 1996, due to an increase in interest income.

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


Liquidity and Capital Resources

At September 30, 1996, the Partnership had unrestricted cash of approximately
$433,000 compared to approximately $752,000 at September 30, 1995.   Net cash
used in operating activities increased due to an increase in net loss as described above, a decrease in accounts payable and a decrease in other liabilities. Net cash used in investing activities increased as a result of an increase in purchases of property improvements and replacements. Net cash used in financing activities increased as a result of the debt refinancing of Lakewood at Pelham in June 1995.

On June 29, 1995, the Partnership refinanced the four mortgages encumbering Lakewood at Pelham Apartments. The total indebtedness refinanced was approximately $5.7 million, net of discounts, which carried stated interest rates from 0 to 10.5% with maturity dates ranging from June 1995 to October 1998. The new mortgage indebtedness of approximately $5.8 million carries a stated interest rate of 8.1% and is amortized over 30 years with a balloon payment due July 1, 2005. As a result of the refinancing, the Partnership recognized an extraordinary gain on the forgiveness of debt of approximately $424,000.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations; is received from the capital reserve account; or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,794,000 has a maturity date of July 1, 2005, at which time the property will be sold or refinanced. Future cash distributions will depend on the level of net cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were recorded in the nine months ended September 30, 1996 or 1995, and none are expected for the remainder of 1996.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1996.


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


                             Date:  November 12, 1996