Form 10KSB
period 1996-12-31
MCCOMBS REALTY PARTNERS LTD
filed 1997-03-18
CIK 759198

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)
                    (As last amended by 34-31905, eff. 4/26/93)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1996
                                         or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period.........to.........

                           Commission file number 0-14570

                            MCCOMBS REALTY PARTNERS LTD.
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

           Securities registered under Section 12(b) of the Exchange Act:

                                        None

           Securities registered under Section 12(g) of the Exchange Act:

                       Units of Limited Partnership Interest
                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,483,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interest, it is the General Partner's belief that such trading would not exceed $25,000,000.
                        DOCUMENTS INCORPORATED BY REFERENCE
                                        None
                                    PART I


Item 1.   Description of Business

McCombs Realty Partners Ltd. ("Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 22, 1984. The Partnership's Managing General Partner is CRPTEX, Inc., a Texas Corporation ("the General Partner" and formerly known as Capital Realty Group Properties, Inc.).

The Partnership sold 22,036 Limited Partnership units in the Partnership ("Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. All of the net proceeds from that offering were expended for the acquisition and operation of one apartment complex (Lakewood at Pelham) (formerly known as Pelham Place) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. The properties and business matters relating to them are described more fully herein in Part I, "Item 2. Description of Properties," the text of which is incorporated herein by reference.

The properties were purchased in 1985. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 1996, the Partnership's sole property was Lakewood at Pelham.

The Original General Partners of the Partnership were McCombs Corp., a California corporation, EP Partners V, a California General Partnership (the "Original General Partners").

The Original General Partners endorsed the General Partner (then called A.B. Capital Properties, Inc.) to be the new General Partner of the Partnership, and the General Partner solicited proxies from the Limited Partners of the Partnership to approve the removal of the Original General Partners and the admission of the new General Partner as the General Partner of the Partnership. Upon a favorable vote in person and by proxy of Limited Partners holding at least 51% of the outstanding Units and upon approval of the bankruptcy court in December 1987, the General Partner was approved as the General Partner of the Partnership. Upon final confirmation of the Plan of Reorganization (effective January 26, 1989), the General Partner became General Partner of the Partnership retroactively effective to January 1, 1988.

On September 21, 1994, Capital Realty Group, Corporation ("CRGC"), the parent of the General Partner, entered into a Stock Purchase Agreement ("Agreement") with Insignia Financial Group, Inc. ("Insignia") and several of its affiliates whereby Metropolitan Asset Enhancement, L.P., an affiliate of Insignia, purchased affiliates of CRCG including the General Partner of the Partnership. Under the terms of the "Agreement", affiliates of Insignia commenced providing property management and administrative services to the Partnership upon HUD approval of the Agreement. The Agreement became effective November 30, 1994, and the name of the General Partner of the Partnership was changed to CRPTEX, Inc.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Partnership is engaged in the business of owning and operating income-producing real properties such as apartment complexes and office buildings. As of December 31, 1996, the Partnership owned one apartment complex in Greenville, South Carolina.

The Registrant has no employees. Management and administrative services are performed by the General Partner and affiliates. Since December 1, 1994, the manager of the properties owned by the Partnership has been Insignia and its affiliates. Insignia and its affiliates also provide accounting and administrative services to the Partnership and receive a management fee for services as set forth in and limited by the agreement governing the Partnership.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.

Item 2.  Description of Properties

The following table sets forth the Registrant's investments in properties:

                                  Date of
Property                          Purchase   Type of Ownership         Use

Lakewood at Pelham                 01/85   Fee ownership subject    Apartment
  Greenville, South Carolina               to first mortgage.       271 units


Schedule of Properties:
(dollar amounts in thousands)

                             Gross                                     Federal
                           Carrying   Accumulated                        Tax
Property                     Value    Depreciation   Rate   Method      Basis

Lakewood at Pelham
  Greenville, South
    Carolina               $5,776        $3,040      3-25     S/L       $2,279



See "Note A" to the financial statements in "Item 7" for a description of Partnership's depreciation policy. Subsequent to December 31, 1995, the partnership's investment property was renamed Lakewood on Pelham as part of an overall repositioning of the property in the local marketplace.

Schedule of Mortgages:
(dollar amounts in thousands)


                         Principal                                      Principal
                        Balance At                                       Balance
                       December 31,   Interest    Period    Maturity     Due At
Property                   1996         Rate     Amortized    Date      Maturity
Lakewood at Pelham
     1st mortgage         $5,781        8.1%        (1)     07/01/05      $5,151


(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                                 Average Annual               Average
                             Rental Rates Per Unit           Occupancy
  Property                      1996         1995         1996       1995

    Lakewood at Pelham        $5,451        $4,814         92%        95%


The General Partner attributes the decrease in occupancy to the increase in rental rates and increased competition in the local market during the year ended December 31, 1996.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):


                                                   1996      1996
                                                  Billing    Rate

  Lakewood at Pelham Apartments                    $ 75       .23


Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, statement of operations, or liquidity of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 1996, the number of holders of record of Limited Partnership Units ("Units") was 1,262. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were made in 1996 or 1995. At this time, management does not anticipate a cash distribution during fiscal 1997. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operation

The Partnership's net loss as shown in the financial statements for the year ended December 31, 1996, was approximately $62,000 versus net income of approximately $180,000 for the same period in 1995. The increase in the net loss for the period ended December 31, 1996, is primarily attributable to the refinancing of Lakewood at Pelham on June 29, 1995, an increase in operating expense and an increase in depreciation expense. As a result of the refinancing during the second quarter of 1995, the Partnership recognized an extraordinary gain on debt forgiveness of approximately $424,000. Operating expense increased for the year ended December 31, 1996, due to increases in advertising and salaries. Advertising expense has increased in order to offset the decreasing trend in occupancy. Salary expense increased due to the hiring of additional maintenance staff in 1996. Property improvements and replacements of approximately $172,000 and approximately $218,000 for the years ended December 31, 1996 and 1995, respectively, resulted in an increase in depreciation expense.

Offsetting the items noted above were decreases in interest expense, property tax expense and loss on disposition of property and increases in rental income and other income. The decrease in interest expense is due to a decrease in the interest rate on the mortgage balance during the year ended December 31, 1996, which resulted from the refinancing in June 1995. Property tax expense for the year ended December 31, 1996, decreased as compared to the year ended December 31, 1995, due to an assessment of 1993 taxes that were paid in the first quarter of 1995. Loss on disposition of property decreased due to the major roof replacements performed in 1995. Rental income increased for the year ended December 31, 1996, due to a rental rate increase in May 1995. Other income increased for the year ended December 31, 1996, due to an increase in interest income.

Included in maintenance expense in 1996 is approximately $56,000 of major repairs and maintenance comprised of major landscaping, parking lot repairs, exterior painting and exterior and interior building improvements.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $386,000 compared to approximately $688,000 at December 31, 1995. Net cash flows used in operating activities increased due to an increase in net loss as discussed above, an increase in escrows for taxes and a decrease in accounts payable. Net cash used in investing activities decreased as a result of a decrease in purchases of property improvements and replacements which was partially offset by an increase in net deposits to restricted escrows. Net cash used in financing activities increased as a result of the debt refinancing of Lakewood at Pelham in June 1995.

On June 29, 1995, the Partnership refinanced the four mortgages encumbering Lakewood at Pelham Apartments. The total indebtedness refinanced was approximately $5.7 million, net of discounts, which carried stated interest rates from 0% to 10.5% with maturity dates ranging from June 1995 to October 1998. The new mortgage indebtedness of approximately $5.8 million carries a stated interest rate of 8.1% and is amortized over 30 years with a balloon payment due July 1, 2005. As a result of the refinancing, the Partnership recognized an extraordinary gain on the forgiveness of debt of approximately $424,000.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations; is received from the capital reserve account; or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,781,000 has a maturity date of July 1, 2005, at which time the property will be sold or the debt refinanced. Future cash distributions will depend on the level of net cash generated from operations, sale of the property, and the availability of cash reserves. No cash distributions were recorded in 1996 or 1995.


Item 7.  Financial Statements

MCCOMBS REALTY PARTNERS LTD.
LIST OF FINANCIAL STATEMENTS

Report of Independent Auditors'

Consolidated Balance Sheet - December 31, 1996

Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements






             Report of KPMG Peat Marwick LLP, Independent Auditors




                         Independent Auditors' Report



The Partners
McCombs Realty Partners, Ltd.:

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners, Ltd. as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two year period ended December 31, 1996. These consolidated financial statements are the responsibility of the partnership's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McCombs Realty Partners, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                        /s/KPMG Peat Marwick LLP

February 14, 1997

                         MCCOMBS REALTY PARTNERS, LTD.

                          CONSOLIDATED BALANCE SHEET

                               December 31, 1996
                                (in thousands)


Assets
Cash:
  Unrestricted                                                $   386
  Restricted--tenant security deposits                             31
Accounts receivable                                                25
Escrow for taxes                                                   81
Restricted escrows                                                189
Other assets                                                      172
Investment properties:
  Land                                         $   499
  Buildings and related personal property        5,277
                                                 5,776
  Less accumulated depreciation                 (3,040)         2,736
                                                              $ 3,620

Liabilities and Partners' Capital (Deficit)

Liabilities
Accounts payable                                              $    35
Tenant security deposits                                           27
Other liabilities                                                 150
Mortgage note payable                                           5,781

Partners' Capital (Deficit)
General partner                                $     1
Limited partners (22,036 units
  issued and outstanding)                       (2,374)        (2,373)
                                                              $ 3,620


          See Accompanying Notes to Consolidated Financial Statements


                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                      Years Ended December 31,
                                                          1996          1995
Revenues:
Rental income                                          $1,336        $ 1,267
Other income                                              147            103
  Total revenues                                        1,483          1,370

Expenses:
Operating                                                 490            438
General and administrative                                 55             62
Maintenance                                               205            205
Depreciation                                              190            166
Interest                                                  529            583
Property taxes                                             76             91
Loss on disposition of property                            --             69

  Total expenses                                        1,545          1,614

Loss before extraordinary items                           (62)          (244)

Extraordinary gain on forgiveness of debt                  --            424

  Net (loss) income                                    $  (62)       $   180

Net (loss) income allocated to general
partner (1%)                                           $   (1)       $     2
Net (loss) income allocated to limited
partners (99%)                                            (61)           178

                                                       $  (62)       $   180

Per limited partnership unit:
Loss before extraordinary items                        $(2.77)       $(10.93)
Extraordinary gain on forgiveness of debt                  --          19.03

Net (loss) income per limited partnership unit         $(2.77)       $  8.10


           See Accompanying Notes to Consolidated Financial Statements


                          MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                      YEARS ENDED DECEMBER 31, 1996 AND 1995
                         (in thousands, except unit data)


                                    Limited
                                  Partnership   General     Limited
                                     Units      Partner     Partners       Total
Partners' capital (deficit)
  at December 31, 1994              22,036       $ --       $(2,491)       $(2,491)

Net income for the year
  ended December 31, 1995                           2           178            180

Partners' capital (deficit)
  at December 31, 1995              22,036          2        (2,313)        (2,311)

Net loss for the year
  ended December 31, 1996                          (1)          (61)           (62)

Partners' capital (deficit)
  at December 31, 1996              22,036       $  1       $(2,374)       $(2,373)

           See Accompanying Notes to Consolidated Financial Statements

                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                             1996        1995
Cash flows from operating activities:
  Net (loss) income                                            $ (62)   $   180
  Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
    Depreciation                                                 190        166
    Amortization of debt discounts and loan costs                 19        103
    Extraordinary gain on forgiveness of debt                     --       (424)
    Loss on disposition of property                               --         69
    Change in accounts:
      Restricted cash                                             (3)         3
      Accounts receivable                                        (15)        (9)
      Escrow for taxes                                           (79)         1
      Other assets                                                (2)        (5)
      Accounts payable                                          (140)       138
      Tenant security deposit liabilities                          2         (1)
      Other liabilities                                           79         51

         Net cash (used in) provided by operating
           operating activities                                  (11)       272

Cash flows from investing activities:
  Property improvements and replacements                        (172)      (218)
  Deposits to restricted escrows                                 (69)      (121)
  Withdrawals from restricted escrows                             --         84

         Net cash used in investing activities                  (241)      (255)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (50)       (35)
  Repayment of mortgage notes payable                             --     (5,163)
  Proceeds of mortgage note payable                               --      5,850
  Loan costs                                                      --       (193)

         Net cash (used in) provided by
            financing activities                                 (50)       459

Net (decrease) increase in cash                                 (302)       476

Cash at beginning of year                                        688        212

Cash at end of year                                           $  386    $   688

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $ 470    $   513


         See Accompanying Notes to Consolidated Financial Statements


                         McCOMBS REALTY PARTNERS, LTD.

                   Notes to Consolidated Financial Statements


Note A - Organization and Significant Accounting Policies

Organization: McCombs Realty Partners, Ltd., a California Limited Partnership ("Partnership"), was formed on June 22, 1984, for the purpose of acquiring and operating certain real properties. The Partnership commenced operations in January 1985 when a minimum of 2,400 ($1,200,000) Limited Partnership units had been subscribed and issued. The Partnership will be dissolved on December 31, 2030, or earlier under certain circumstances. The Partnership operates one apartment property located in Greenville, South Carolina.

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. There were 22,036 Limited Partnership units outstanding at December 31, 1996 and 1995, each representing a capital contribution of $500 for a cumulative capital investment of $11,018,000. No additional capital contribution is required from any Limited Partner under the Partnership Agreement.

Plan of Reorganization: On March 9, 1987, the original General Partners, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District Court of California (Court). The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course subject to control of the Court until the Court confirmed the Partnership's Plan of Reorganization (Plan) effective October 25, 1988. The Plan was approved by all required classes of creditors.

The Plan provides for the following claim priority:

     1) First, all creditors, except Class 12 creditors ($23,100), will be satisfied;

     2) Limited Partners, both original and substitute, who made additional capital contributions will be paid claims in the amount of the additional contributions on October 20, 1998;

     3) Class 12 creditors will be paid claims aggregating $23,100 on October 20, 1998;

     4) Limited Partners who made additional capital contributions and who were original Limited Partners will be paid existing capital contributions on October 20, 1998;

     5) Limited Partners who did not make additional capital contributions will be paid one-third of existing capital contributions on October 20, 1998.

Additionally, the Plan calls for CRPTEX to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as needed basis. The Partnership received the $14,500 capital contribution but has not required the additional $117,500.

Allocation of Income, Gains and Losses: Partnership income, gains and losses are generally allocated 98% to the Limited Partners, 1% to the General Partner, CRPTEX, Inc., ("CRPTEX"), a Texas corporation, and 1% to a special Limited Partner interest, which percentage has subsequently been transferred to CRPTEX. Losses are not allocated to CRPTEX's General Partner capital balance or the special Limited Partner capital balance, if the allocation of loss creates a negative capital balance.

Notwithstanding the above allocations, gains from the sale or other disposition of Partnership properties are allocated first to the General Partner to the extent distributions of sale or refinancing proceeds (as defined) are received; next, to partners with deficit balances in their capital accounts and, thereafter, to the partners in an amount equal to their pro rata share of the total capital balance.

Net (loss) income per Limited Partnership unit is based on the number of Limited Partnership units outstanding (22,036 in 1996, and 1995) and the net (loss) income allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

Allocation of Cash Distributions: Prior to the effective date of the Partnership's Plan of Reorganization (October 25, 1988) cash available for distribution (as defined in the Partnership Agreement) was distributed 90% to the Limited Partners and 1% to the General Partner for their interest in profits and losses and 9% to the General Partner as a partnership management fee, which was considered an expense of the Partnership. The General Partner was not to receive the 9% partnership management fee during any year in which the Limited Partners did not receive cash distributions equal to 4% per annum on their adjusted capital contributions. Adjusted capital contributions are defined as original capital contributed, less distributions constituting a return of unused capital or cash proceeds from the sale or refinancing of Partnership properties. In accordance with the Plan of Reorganization, CRPTEX waived the subordinated Partnership management fee in return for the ability to receive real estate commissions that are not subordinated to the cumulative return (as defined in the Partnership Agreement). During the continuing operations of the Partnership, if all transfers contemplated by the Plan of Reorganization are being made and there exists cash available for distribution, as defined in the Partnership Agreement, CRPTEX shall receive 1% of same as a Partnership administration fee.

Net proceeds from the sale or refinancing of the Partnership's properties will be distributed in cash to the Limited Partners who made additional capital contributions pursuant to the Partnership's Plan of Reorganization until distributions equal the additional capital contributions. Next, the Limited Partners who made additional capital contributions and who are original Limited Partners will receive distributions equal to their capital contributions. Next, the Limited Partners who did not make additional capital contributions will receive distributions equal to one-third of their existing capital contribution. Thereafter, 16% of the remaining proceeds shall be distributed to CRPTEX and 84% to the Limited Partners.

Notwithstanding the above, the Plan of Reorganization provides that, in connection with distributions resulting from the sale or refinancing of the Partnership's properties, 1% of each such distribution that would otherwise be paid to the Limited Partners and 1% of each such distribution that would otherwise be paid to the special Limited Partner interest will be paid to CRPTEX.

In order to increase the Partnership's cash reserves to a level sufficient to meet anticipated liquidity requirements, CRPTEX has not authorized any distributions to the partners during the years ended December 31, 1996 and 1995.

Principles of Consolidation: The Partnership's financial statements include the accounts of Pelham Place, L.P., a South Carolina limited partnership, as of December 31, 1996. Pelham Place, L.P. is the limited partnership which holds title to Lakewood at Pelham (formerly known as Pelham Place Apartments). Pelham Place, L.P. is wholly-owned by the Partnership. All intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties: In the fourth quarter of 1995 the Partnership adopted "Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material as this property was not considered impaired in 1995 or 1996.

Depreciation: Depreciation is determined using the straight-line method over the estimated useful lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years. Effective generally for property placed in service on or after May 13, 1993, the Revenue Reconciliation Act of 1993 increases the depreciation period from 31.5 to 39 years, although transition rules apply to property placed in service before 1994.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. In addition, the General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Loan Costs: Loan costs of approximately $193,000 and accumulated amortization of approximately $29,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and Cash Equivalents:

   Unrestricted - Unrestricted cash includes cash on hand and in banks and in money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $28,000 and $20,000 for the years ended December 31, 1996 and 1995, respectively.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents, restricted deposits, and financial instruments included in other assets and accounts payable and other liabilities, are reasonable estimates of fair value due to their short-term nature. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Restricted Escrows:

   Repair and Remediation Reserve - At the time of the refinancing of Lakewood at Pelham mortgage notes payable in 1995, $92,250 of the proceeds were designated for a repair and remediation reserve for certain deferred maintenance. At December 31, 1996, the balance remaining in the escrow was $92,250. Upon completion of the scheduled deferred maintenance, any excess funds will be returned for property operations.

   Escrow for Taxes: These funds are held by the Partnership and are designated for the payment of real estate taxes.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                     Principal    Monthly                            Principal
                     Balance At   Payment      Stated                 Balance
                    December 31, Including    Interest  Maturity       Due At
Property                1996      Interest      Rate       Date       Maturity

Lakewood at Pelham
1st mortgage           $ 5,781       $  43       8.1%     07/01/05     $ 5,151

On June 29, 1995, the Partnership refinanced the four mortgages encumbering Pelham Place Apartments. The total indebtedness refinanced was approximately $5,702,000, net of discounts which carried stated interest rates from 0% to 10.5% with maturity dates ranging from September 1995 to October 1998. The new mortgage indebtedness of $5,850,000 carries a stated interest rate of 8.1% and is amortized over 30 years with a balloon payment due July 1, 2005. As a result of the refinancing, the Partnership recognized an extraordinary gain on forgiveness of debt of approximately $424,000.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


            1997                          $   54
            1998                              58
            1999                              63
            2000                              68
            2001                              74
       Thereafter                          5,464

                                          $5,781


The approximate fair value of the mortgage notes payable is $6,069,000 at December 31, 1996. This estimation is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):



                                                  1996             1995

Net income (loss) as reported                 $   (62)           $  180
Add (deduct):
   Amortization of present value discounts         --               221
   Depreciation and amortization                 (228)             (232)
   Forgiveness of debt                             --              (356)
   Other                                          (27)               33

Federal taxable loss                          $  (317)           $ (154)

Federal taxable loss per limited
   partnership unit                           $(14.38)           $(6.91)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' capital (deficit) (in thousands):

                                                  1996             1995

Total partner's deficit - financial
   statement basis                              $(2,373)        $(2,311)
Current year tax basis net loss over
   financial statement net income (loss)           (255)           (334)
Cumulative tax basis net loss over
differences
   financial statement net income (loss)            169             165

Total partner's deficit - federal
   income tax basis                             $(2,797)        $(2,480)



Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Fees paid to Insignia Financial Group, Inc. and its affiliates in 1996 and 1995 are as follows (in thousands):


                                                   Years Ended December 31,
                                                        1996         1995

Property management fees                                $71           $68
Reimbursement for services from affiliates (1)           36            42


(1) Included in "reimbursements for services from affiliates" for 1996 is approximately $1,000 in reimbursements for construction oversight costs.

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

Note E - Real Estate and Accumulated Depreciation

Investment Property
(in thousands)

                                         Initial Cost
                                        To Partnership
                                                                 Cost
                                                 Buildings    Capitalized
                                                and Related (Written Down)
                                                 Personal    Subsequent to
Description                 Encumbrances  Land   Property     Acquisition

Lakewood at Pelham
 Greenville, South Carolina     $5,781    $ 695     $6,730      $(1,649)

(dollar amounts in thousands)

                         Gross Amount at Which Carried
                             At December 31, 1996
                                   Buildings
                                      And
                                    Related
                                   Personal          Accumulated      Date of     Date   Depreciable
Description                 Land   Property   Total  Depreciation  Construction Acquired Life-Years
Lakewood at Pelham
 Greenville, South Carolina $499    $5,277   $ 5,776    $ 3,040         1980     01/85     3-25

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                             Years Ended December 31,
                                                1996            1995
Investment Properties
Balance at beginning of year                  $5,604           $5,645
 Property improvements                           172              218
 Disposals of property                            --             (259)
Balance at End of Year                        $5,776           $5,604

Accumulated Depreciation
Balance at beginning of year                  $2,850           $2,873
 Additions charged to expense                    190              166
 Disposals of property                            --             (189)
Balance at end of year                        $3,040           $2,850

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is approximately $8,444,000 and approximately $8,628,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is approximately $6,165,000 and approximately $5,759,000, respectively.

Note F - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, statement of operations, or liquidity of the Partnership.

                                      PART III


Item 8.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 None.


Item 9.Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The names of the directors and executive officers of CRPTEX, Inc. (formerly Capital Realty Group Properties, Inc.), the Partnership's General Partner, and an affiliate of Metropolitan Asset Enhancement, L.P., ("MAE")as of December 31, 1996, their ages and the nature of all positions with CRPTEX, Inc. presently held by them are as follows:

Name                            Age           Position

Carroll D. Vinson               56            President

Robert D. Long, Jr.             29            Controller and Principal
                                              Accounting Officer

William H. Jarrard, Jr.         50            Vice President

John K. Lines                   37            Vice President and
                                              Secretary

Kelley M. Buechler              39            Assistant Secretary


Carroll D. Vinson has been President of the General Partner since December 1994 and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991.

Robert D. Long, Jr. has been Controller and Principal Accounting Officer of the General Partner since December 1994 and Principal Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esquire has been Secretary of the General Partner since December 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1994 and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.


Item 10. Executive Compensation

No enumeration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1996.


Item 11. Security Ownership of Certain Beneficial Owners and Management

   (a) Security ownership of certain beneficial owners.

       No person owns of record or is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership as of December 31, 1996.

   (b) Security ownership of management.

       No partners of McCombs Realty Partners, Ltd. or officers or directors of CRPTEX, Inc., the General Partner of the Partnership, own any Limited Partnership Interests in the Partnership.

       No general partners, officers or directors of the General Partners of the Partnerships possess the right to acquire a beneficial ownership of Interests of either of the Partnerships.


Item 12. Certain Relationships and Related Transactions

The General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended December 31, 1996. See "Item 1. Description of Business," "Item 10. Executive Compensation" and "Item 11. Security Ownership of Certain Beneficial Owners and Management" for a discussion of transactions with the General Partners. See also " Note D - Transactions with Affiliated Parties" in Notes to Financial Statements included in "Item 7."

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1996, the property manager received approximately $71,000 in fees for property management.


Item 13. Exhibits and Report on Form 8-K

   (a) Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b) Reports on Form 8-K filed during the fourth quarter of 1996:

       None.


                                     SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MCCOMBS REALTY PARTNERS, LTD.


                                    BY: CRPTEX, Inc.
                                        General Partner

                                    By: /s/ Carroll D. Vinson
                                        Carroll D. Vinson
                                        President


                                    Date:  March 18, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated below.


CRPTEX, Inc.


By:   /s/Carroll D. Vinson         President
                                   Carroll D. Vinson


By:   /s/Robert D. Long, Jr.       Controller
      Robert D. Long, Jr.          (Principal Accounting
                                   Officer)


                                   EXHIBIT INDEX


Exhibit

  10(a)  Mortgage and Security Agreement dated June 29, 1995 between Pelham
          Place, L.P. and First Union National Bank of North Carolina, securing Pelham Place Apartments, is incorporated by reference to Exhibit 10JJ(a) of the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1995.

    (b) Promissory Note dated June 29, 1995 between Pelham Place, L.P., a South Carolina limited partnership, and First Union National Bank of North Carolina, a national banking association, is incorporated by reference to Exhibit 10JJ(b) to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1995.

     (c) Assignment of Leases and Rents dated June 29, 1995 between Pelham Place, L.P., and First Union National Bank of North Carolina, securing Pelham Place Apartments, is incorporated by reference to Exhibit 10JJ(c) to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1995.

     (d) Agreement of Limited Partnership for Pelham Place, L.P. between Pelham Place, GP, a South Carolina limited partnership, is incorporated by reference to Exhibit 28A to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1995.