Form 10QSB
period 1997-03-31
MCCOMBS REALTY PARTNERS LTD
filed 1997-05-02
CIK 759198

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                                 March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                             $   407
     Restricted--tenant security deposits                          29
  Accounts receivable                                              10
  Escrow for taxes                                                 26
  Restricted escrows                                              206
  Other assets                                                    165
  Investment properties:
    Land                                         $   499
    Buildings and related personal property        5,292
                                                   5,791
    Less accumulated depreciation                 (3,090)       2,701

                                                              $ 3,544

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                            $    16
  Tenant security deposits                                         29
  Accrued taxes                                                    20
  Other liabilities                                                55
  Mortgage note payable                                         5,768

Partners' Capital (Deficit)
  General partners                               $     1
     Limited partners (22,036 units
     issued and outstanding)                      (2,345)      (2,344)

                                                              $ 3,544


          See Accompanying Notes to Consolidated Financial Statements

b)                        MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except for unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1997           1996
Revenues:
 Rental income                                          $   343        $   334
 Interest income                                              5              7
 Other income                                                28             24
  Total revenues                                            376            365

Expenses:
 Operating                                                  123            114
 General and administrative                                   7             10
 Maintenance                                                 25             60
 Depreciation                                                50             46
 Interest                                                   122            162
 Property taxes                                              20             20
  Total expenses                                            347            412

Net income (loss)                                       $    29        $   (47)


Net income (loss) allocated to general partners (1%)    $    --        $    --
Net income (loss) allocated to limited
  partners (99%)                                             29            (47)

                                                        $    29        $   (47)

Net income (loss) per limited partnership unit          $  1.32        $ (2.12)

          See Accompanying Notes to Consolidated Financial Statements

c)                        MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)


                                   Limited
                                 Partnership General    Limited
                                    Units    Partner    Partners      Total

Partners' capital (deficit)
  at December 31, 1996              22,036   $     1   $ (2,374)    $ (2,373)

Net income for the three
  months ended March 31, 1997                     --         29           29

Partners' capital (deficit)
  at March 31, 1997                 22,036   $     1   $ (2,345)    $ (2,344)

          See Accompanying Notes to Consolidated Financial Statements

d)                        MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                             1997       1996
Cash flows from operating activities:
  Net income (loss)                                       $   29      $  (47)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                              50          46
    Amortization of discounts and loan costs                   5           5
    Change in accounts:
      Restricted cash                                          2          --
      Accounts receivable                                     14           1
      Escrows for taxes                                       56         (20)
      Other assets                                             2          --
      Accounts payable                                       (19)       (133)
      Tenant security deposit liabilities                      2           3
      Accrued taxes                                          (56)         20
      Other liabilities                                      (19)          9

         Net cash provided by (used in)
            operating activities                              66        (116)

Cash flows from investing activities:
  Property improvements and replacements                     (15)        (18)
  Deposits to restricted escrows                             (17)        (17)

        Net cash used in investing activities                (32)        (35)

Cash flows from financing activities:
  Payments on mortgage note payable                          (13)        (12)

         Net cash used in financing activities               (13)        (12)

Net increase (decrease) in cash and cash equivalents          21        (163)

Cash and cash equivalents at beginning of period             386         688
Cash and cash equivalents at end of period                $  407      $  525

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  117      $  118

           See Accompanying Notes to Consolidated Financial Statements

e)                        MCCOMBS REALTY PARTNERS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of McCombs Realty Partners, Ltd. ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of CRPTEX, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1996, for the Partnership.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statement of operations. Reimbursements for services from affiliates are included in general and administrative expense in the consolidated statement of operations. The following transactions with the General Partner and its affiliates were charged to expense in 1997 and 1996:


                                                      Three Months Ended
                                                           March 31,
                                                      1997          1996

Property management fees                             $ 18           $ 18
Reimbursement for services from affiliates (1)          8              7

(1) Included in "reimbursement for services from affiliates" for 1997 is approximately $1,000 in reimbursements for construction oversight costs.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three month periods ended March 31, 1997 and 1996:


                                                      Average
                                                     Occupancy
Property                                          1997       1996

Lakewood at Pelham
  Greenville, South Carolina                       91%         94%


The General Partner attributes the decrease in occupancy to increased competition from newly constructed apartment complexes in the area.

Results of Operations

The Partnership's net income as shown in the financial statements for the three month's ended March 31, 1997, was approximately $29,000 as compared to a net loss of approximately $47,000 for the corresponding period in 1996. The increase in net income is primarily the result of a decrease in maintenance expense. Maintenance expense decreased during the three months ended March 31, 1997, when compared to the three months ended March 31, 1996, due to interior and exterior painting projects at Lakewood at Pelham during March 1996.

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

Liquidity and Capital Resources

At March 31, 1997, the Partnership had unrestricted cash of approximately
$407,000 versus $525,000 at March, 31, 1996.    Net cash provided by operating
activities increased during the first quarter of 1997 due to the increase in net income and a decrease in accounts receivable. Also, net cash provided by operating activities increased due to a decrease in cash used to satisfy accounts payable for the three months ended March 31, 1997. Net cash used in investing activities decreased during the first quarter of 1997 due to decreases in property improvements and replacements. Net cash used in financing activities increased during the first quarter of 1997 due to an increase in payments made on the mortgage note payable for Lakewood at Pelham.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,768,000 has a maturity date of July 1, 2005, at which time the property will be sold or refinanced. No cash distributions were recorded during the three months ended March 31, 1997 or 1996, and none are expected for the remainder of 1997. Future cash distributions will depend on the level of net cash generated from operations, a property sale, and the availability of cash reserves.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)  Reports on Form 8-K:

           None filed during the quarter ended March 31, 1997.


                                   SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MCCOMBS REALTY PARTNERS, LTD.

                             By: CRPTEX, INC.
                                 the General Partner


                             By: /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President


                             By: /s/ Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO

                             Date:  May 2, 1997