Form 10QSB
period 1997-06-30
MCCOMBS REALTY PARTNERS LTD
filed 1997-08-04
CIK 759198

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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

      One Insignia Financial Plaza,
       Greenville, South Carolina                           29602
(Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X  .  No      .

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                      MCCOMBS REALTY PARTNERS, LTD.

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                (in thousands)

                                June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                   $   429
     Restricted--tenant security deposits                                30
  Accounts receivable                                                     7
  Escrow for taxes                                                       45
  Restricted escrows                                                    225
  Other assets                                                          171
  Investment properties:
  Land                                              $   499
  Buildings and related personal property             5,310
                                                      5,809
  Less accumulated depreciation                      (3,141)          2,668
                                                                    $ 3,575

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $    21
  Tenant security deposits                                               30
  Accrued taxes                                                          40
  Other liabilities                                                      65
  Mortgage note payable                                               5,755

Partners' Capital (Deficit)
  General partners                                  $     1
  Limited partners (22,036 units
    issued and outstanding)                          (2,337)
                                                                     (2,336)
                                                                     $3,575

         See Accompanying Notes to Consolidated Financial Statements

b)                           MCCOMBS REALTY PARTNERS, LTD.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                       1997         1996         1997          1996
Revenues:
  Rental income                   $   371        $  338       $   714         $  672
  Interest income                       6             4            11             11
  Other income                         25            22            53             46
     Total revenues                   402           364           778            729

Expenses:
  Operating                           138           106           261            220
  General and administrative           22            14            29             24
  Maintenance                          40            35            65             95
  Depreciation                         52            47           102             93
  Interest                            122           123           244            285
  Property taxes                       20            20            40             40
     Total expenses                   394           345           741            757

     Net income (loss)            $     8        $   19       $    37         $  (28)

Net income (loss) allocated
  to general partners (1%)        $    --        $   --       $    --         $   --
Net income (loss) allocated
  to limited partners (99%)             8            19            37            (28)

                                  $     8        $   19       $    37         $  (28)
Net income (loss) per
  limited partnership unit        $   .34        $  .88       $  1.66         $(1.24)

               See Accompanying Notes to Consolidated Financial Statements

c)                            MCCOMBS REALTY PARTNERS, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                           (in thousands, except for unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner      Partners       Total
Partners' capital (deficit)
  at December 31, 1996             22,036       $     1      $ (2,374)      $ (2,373)

Net income for the six
  months ended June 30, 1997           --            --            37             37

Partners' capital (deficit)
  at June 30, 1997                 22,036       $     1      $ (2,337)      $ (2,336)

               See Accompanying Notes to Consolidated Financial Statements

d)                          MCCOMBS REALTY PARTNERS, LTD.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                             1997          1996
Cash flows from operating activities:
  Net income (loss)                                       $   37       $   (28)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation                                             102            93
    Amortization of loan costs                                10            10
    Change in accounts:
      Restricted cash                                          1            (3)
      Accounts receivable                                     18             3
      Escrows for taxes                                       36           (39)
      Other assets                                           (10)           (3)
      Accounts payable                                       (14)         (152)
      Tenant security deposit liabilities                      3             3
      Accrued taxes                                          (36)           40
      Other liabilities                                       (9)           25

         Net cash provided by (used in)
            operating activities                             138           (51)

Cash flows from investing activities:
  Property improvements and replacements                     (33)         (120)
  Deposits to restricted escrows                             (36)          (34)

        Net cash used in investing activities                (69)         (154)

Cash flows from financing activities:
  Payments on mortgage note payable                          (26)          (24)

         Net cash used in financing activities               (26)          (24)

Net increase (decrease) in cash and cash equivalents          43          (229)

Cash and cash equivalents at beginning of period             386           688
Cash and cash equivalents at end of period               $   429       $   459

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   234       $   236

              See Accompanying Notes to Consolidated Financial Statements


e)                        MCCOMBS REALTY PARTNERS, LTD.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of McCombs Realty Partners, Ltd. ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of CRPTEX, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense in the consolidated statements of operations. The following transactions with the General Partner and affiliates were charged to expense in 1997 and 1996:


                                                  Six Months Ended
                                                      June 30,
                                                  1997           1996

Property management fees                         $38            $ 36
Reimbursement for services from affiliates        11              19

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six month periods ended June 30, 1997 and 1996:

                                                     Average
                                                    Occupancy
                                                1997         1996

Lakewood at Pelham
  Greenville, South Carolina                     95%          94%

Results of Operations

The Partnership's net income as shown in the financial statements for the six months ended June 30, 1997, was approximately $37,000 as compared to a net loss of approximately $28,000 for the corresponding period in 1996. The Partnership's net income for the three month period ended June 30, 1997 was approximately $8,000 versus net income of approximately $19,000 for the corresponding period in 1996. The increase in net income for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily the result of an increase in rental income, decreases in interest expense and maintenance expense. Rental income increased due to increases in rental rates and occupancy. Interest expense decreased as a result of an under-accrual at December 31, 1995. Maintenance expense decreased due to interior and exterior painting projects completed at Lakewood at Pelham during March 1996. These items are partially offset by an increase in operating expense due to the timing of billings for water and sewer.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership for increases in expense. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 1997, the Partnership had unrestricted cash of approximately $429,000 versus approximately $459,000 at June 30, 1996. Net cash provided by operating activities increased due to the increase in net income, as described above, a decrease in escrows for taxes, and a decrease in the change of accounts payable related to the timing of payments. Net cash used in investing activities decreased due to a decrease in property improvements and replacements. Net cash used in financing activities remained stable.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,755,000 has a maturity date of July 1, 2005, at which time the property will be sold or refinanced. No cash distributions were recorded during the three months ended June 30, 1997 or 1996, and none are expected for the remainder of 1997. Future cash distributions will depend on the level of net cash generated from operations, a property sale, and the availability of cash reserves.

On March 9, 1987, the original General Partners, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District Court of California ("Court"). The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course subject to control of the Court until the Court confirmed the Partnership's Plan of Reorganization ("Plan") effective October 25, 1988. The Plan was approved by all required classes of creditors. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property the Partnership may attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998 to a future period.
                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1997.

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

                          Date: August 4, 1997