Form 10QSB
period 1997-09-30
MCCOMBS REALTY PARTNERS LTD
filed 1997-11-12
CIK 759198

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


              For the quarterly period ended September 30, 1997

                                      or

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

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X  .  No      .


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                        MCCOMBS REALTY PARTNERS, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                   $   453
     Restricted--tenant security deposits                                29
  Accounts receivable                                                    11
  Escrows for taxes                                                      65
  Restricted escrows                                                    243
  Other assets                                                          164
  Investment properties:
  Land                                              $   499
  Buildings and related personal property             5,329
                                                      5,828
  Less accumulated depreciation                      (3,194)          2,634
                                                                    $ 3,599


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $     9
  Tenant security deposit liabilities                                    29
  Accrued taxes                                                          60
  Other liabilities                                                      71
  Mortgage note payable                                               5,741

Partners' Capital (Deficit)
  General partner                                   $     1
  Limited partners (22,036 units
    issued and outstanding)                          (2,312)
                                                                     (2,311)
                                                                     $3,599

          See Accompanying Notes to Consolidated Financial Statements


b)                           MCCOMBS REALTY PARTNERS, LTD.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)



                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                                1997      1996       1997      1996
Revenues:
  Rental income              $   355    $  329     $ 1,069    $1,001
  Other income                    32        35          96        92
     Total revenues              387       364       1,165     1,093

Expenses:
  Operating                      124       134         385       352
  General and administrative      20        19          49        45
  Maintenance                     25        57          90       152
  Depreciation                    52        46         154       139
  Interest                       121       122         365       407
  Property taxes                  20        19          60        59
     Total expenses              362       397       1,103     1,154

     Net income (loss)       $    25    $  (33)    $    62    $  (61)

Net income (loss) allocated
  to general partner (1%)    $    --    $   --     $    --    $   --
Net income (loss) allocated
  to limited partners (99%)       25       (33)         62       (61)
                             $    25    $  (33)    $    62    $  (61)
Net income (loss) per
  limited partnership unit   $  1.12    $ 1.50     $  2.78    $(2.74)

           See Accompanying Notes to Consolidated Financial Statements


c)                            MCCOMBS REALTY PARTNERS, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                           (in thousands, except for unit data)



                                 Limited
                               Partnership  General     Limited
                                  Units     Partner     Partners     Total

Partners' capital (deficit)
  at December 31, 1996           22,036    $     1     $ (2,374)   $ (2,373)

Net income for the nine months
  ended September 30, 1997           --         --           62          62

Partners' capital (deficit)
  at September 30, 1997          22,036    $     1     $ (2,312)   $ (2,311)

               See Accompanying Notes to Consolidated Financial Statements


d)                          MCCOMBS REALTY PARTNERS, LTD.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)


                                                         Nine Months Ended
                                                           September 30,
                                                        1997          1996
Cash flows from operating activities:
  Net income (loss)                                   $   62      $   (61)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation                                         154          139
    Amortization of loan costs                            14           14
    Change in accounts:
      Restricted cash                                      2           (3)
      Accounts receivable                                 14            6
      Escrows for taxes                                   16          (59)
      Other assets                                        (6)          (2)
      Accounts payable                                   (26)        (155)
      Tenant security deposit liabilities                  2           --
      Accrued taxes                                      (16)          59
      Other liabilities                                   (3)          40

         Net cash provided by (used in)
            operating activities                         213          (22)

Cash flows from investing activities:
  Property improvements and replacements                 (52)        (144)
  Deposits to restricted escrows                         (54)         (52)

        Net cash used in investing activities           (106)        (196)

Cash flows from financing activities:
  Payments on mortgage note payable                      (40)         (37)

         Net cash used in financing activities           (40)         (37)

Net increase (decrease) in cash and cash equivalents      67         (255)

Cash and cash equivalents at beginning of period         386          688
Cash and cash equivalents at end of period           $   453      $   433

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $   350      $   353

              See Accompanying Notes to Consolidated Financial Statements

e)                        MCCOMBS REALTY PARTNERS, LTD.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of McCombs Realty Partners, Ltd. ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of CRPTEX, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense in the consolidated statements of operations. The following transactions with the General Partner and affiliates were charged to expense in 1997 and 1996 (in thousands):


                                                    Nine Months Ended
                                                      September 30,
                                                  1997           1996

Property management fees                          $57            $ 54
Reimbursement for services from affiliates
  (including $1,600 of reimbursements for
  construction oversight costs in 1997)            24              21


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine month periods ended September 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
                                                  1997         1996

Lakewood at Pelham
  Greenville, South Carolina                      95%          93%


The Partnership's net income as shown in the financial statements for the nine months ended September 30, 1997, was approximately $62,000 as compared to a net loss of approximately $61,000 for the corresponding period in 1996. The Partnership's net income for the three month period ended September 30, 1997 was approximately $25,000 versus a net loss of approximately $33,000 for the corresponding period in 1996. The increase in net income for the three and nine month periods ended September 30, 1997 as compared to the three and nine month periods ended September 30, 1996 is primarily the result of an increase in rental income and a decrease in maintenance expense. Rental income increased due to increases in rental rates and occupancy. Maintenance expense decreased due to interior and exterior painting projects completed at Lakewood at Pelham during March 1996 and repaving which occurred in the third quarter of 1996. Additionally, interest expense decreased as a result of an under-accrual at December 31, 1995. These items are partially offset by an increase in operating expense due to rental concessions incurred in order to maintain high occupancy levels.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $453,000 versus approximately $433,000 at September 30, 1996. Net cash provided by operating activities increased due to the increase in net income, as described above, a decrease in escrows for taxes, and a decrease in the change of accounts payable related to the timing of payments. Net cash used in investing activities decreased due to a decrease in property improvements and replacements. Net cash used in financing activities remained stable.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,741,000 has a maturity date of July 1, 2005, at which time the property will be sold or refinanced. No cash distributions were recorded during the nine months ended September 30, 1997 or 1996, and none are expected for the remainder of 1997. Future cash distributions will depend on the level of net cash generated from operations, a property sale, and the availability of cash reserves.

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

       b)   Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.


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


                             Date:  November 12, 1997