Form 10KSB
period 1997-12-31
MCCOMBS REALTY PARTNERS LTD
filed 1998-03-30
CIK 759198

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(D)
                    (As last amended by 34-31905, eff. 4/26/93)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1997
                                         or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

State issuer's revenues for its most recent fiscal year.  $1,506,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1997. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                        None


                                       PART I


ITEM 1.   DESCRIPTION OF BUSINESS

McCombs Realty Partners, Ltd. ("Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 22, 1984. The Partnership's managing general partner is CRPTEX, Inc., a Texas Corporation ("the General Partner" and formerly known as Capital Realty Group Properties, Inc.).

The Partnership sold 22,036 units of Limited Partnership Interest ("Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. All of the net proceeds from that offering were expended for the acquisition and operation of one apartment complex (Lakewood at Pelham) (formerly known as Pelham Place) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California.

The properties were purchased in 1985. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 1997, the Partnership's sole property was Lakewood at Pelham.

The Original General Partners of the Partnership were McCombs Corp., a California corporation and EP Partners V, a California General Partnership (the "Original General Partners").

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

On September 21, 1994, Capital Realty Group, Corporation ("CRGC"), the parent of the General Partner, entered into a Stock Purchase Agreement ("Agreement") with Insignia Financial Group, Inc. ("Insignia") and several of its affiliates whereby Metropolitan Asset Enhancement, L.P., an affiliate of Insignia, purchased affiliates of CRCG including the General Partner of the Partnership. Under the terms of the Agreement, affiliates of Insignia commenced providing property management and administrative services to the Partnership upon HUD approval of the Agreement. The Agreement became effective November 30, 1994, and the name of the General Partner of the Partnership was changed to CRPTEX, Inc.

Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Partnership is engaged in the business of owning and operating income-producing real properties such as apartment complexes and office buildings. As of December 31, 1997, the Partnership owned one apartment complex in Greenville, South Carolina.

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

The following table sets forth the Registrant's investments in properties:

                                    Date of
             Property              Purchase     Type of Ownership          Use

Lakewood at Pelham                   01/85   Fee ownership subject     Apartment
  Greenville, South Carolina                 to first mortgage.        271 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                             Gross                                     Federal
                           Carrying     Accumulated                      Tax
Property                     Value     Depreciation   Rate   Method     Basis

Lakewood at Pelham
  Greenville, South
    Carolina               $5,891         $3,250      3-25     S/L     $1,921


See "Note A" to the financial statements in "Item 7" for a further description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                         Principal                                      Principal
                        Balance At                                       Balance
                       December 31,   Interest    Period    Maturity     Due At
Property                   1997         Rate     Amortized    Date      Maturity
Lakewood at Pelham
 1st mortgage            $5,727         8.1%        (1)     07/01/05     $5,151

(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                  Average Annual             Average Annual
                                   Rental Rates                Occupancy
  Property                      1997          1996          1997          1996

  Lakewood at Pelham       $5,530/unit   $5,451/unit        94%           92%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The multifamily residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands):


                                                   1997         1997
                                                  Billing       Rate

  Lakewood at Pelham Apartments                   $ 77         1.27%


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, operations, or liquidity of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

As of December 31, 1997, the number of holders of record of Limited Partnership Units ("Units") was 1,262. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were made in 1997 or 1996. At this time, management does not anticipate a cash distribution during 1998. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had net income for the year ended December 31, 1997, of approximately $11,000 as compared to a net loss of approximately $62,000 for the corresponding period in 1996. The increase in net income for 1997 was primarily due to an increase in rental income and a decrease in operating and interest expenses. Rental income increased due to an increase in both occupancy and the average annual rental rate. Operating expense decreased due to interior and exterior painting projects and the repaving project completed at Lakewood at Pelham during 1996. Additionally, interest expense decreased as a result of an under-accrual at December 31, 1995. These items are partially offset by an increase in operating expense due to rental concessions incurred in order to increase and maintain higher occupancy levels. Also offsetting the above increases in net income is a decrease in other income as a result of lower lease cancellation fees and the 1996 settlement receipt from the South Carolina Department of Transportation.

Included in operating expense in 1997 is approximately $8,000 of major repairs and maintenance comprised of exterior building improvements. Included in operating expense in 1996 is approximately $56,000 of major repairs and maintenance comprised of major landscaping, parking lot repairs, exterior painting and exterior and interior building improvements.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $451,000 as compared to approximately $386,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997 is $65,000. The net decrease in cash and cash equivalents for the year ended December 31, 1996 is $302,000. Net cash provided by operating activities increased due to the increase in net income as described above, a decrease in receivables and deposits primarily due to a decrease in escrows for taxes, and a decrease in the change in accounts payable related to the timing of payments. Partially offsetting the increase was an increase in accrued property taxes due to the timing of payments. Net cash used in investing activities decreased due to a decrease in purchases of property improvements and replacements. Net cash used in financing activities remained stable.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account, or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,727,000 has a maturity date of July 1, 2005, at which time the property will be sold or the debt refinanced. No cash distributions were recorded in 1997 or 1996. Future cash distributions will depend on the level of net cash generated from operations, sale of the property, and the availability of cash reserves.

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

The Plan provides for the following claim priorities as of December 31, 1997:

     1) First, all creditors, except Class 12 creditors ($23,100), will be satisfied;

     2) Limited Partners, both original and substitute, who made additional capital contributions will be paid claims in the amount of the additional contributions of approximately $730,000 on October 20, 1998;

     3) Class 12 creditors will be paid claims aggregating $23,100 on October 20, 1998;

     4) Limited Partners who made additional capital contributions and who were original Limited Partners will be paid existing capital contributions of approximately $9,818,000 on October 20, 1998;

     5) Limited Partners who did not make additional capital contributions will be paid one-third of existing capital contributions (one-third of $1,200,000) on October 20, 1998.

All other claims noted in the Plan were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property.

Additionally, the Plan calls for CRPTEX, Inc. (the "General Partner") to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as needed basis. The Partnership received the $14,500 capital contribution but has not required the additional $117,500.

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property the Partnership may attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998 to a future period.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

MCCOMBS REALTY PARTNERS, LTD.

LIST OF FINANCIAL STATEMENTS



Report of KPMG Peat Marwick LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1997

Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements








             Report of KPMG Peat Marwick LLP, Independent Auditors






                          Independent Auditors' Report



The Partners
McCombs Realty Partners, Ltd.

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners, Ltd. as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two year period ended December 31, 1997. These consolidated financial statements are the responsibility of the partnership's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McCombs Realty Partners, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that McCombs Realty Partners, Ltd. will continue as a going concern. As discussed in Note G to the consolidated financial statements, the Partnership is required under its Plan of Reorganization to pay claims to limited partners and creditors of approximately $11,000,000 during 1998. This raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      /s/KPMG Peat Marwick LLP

Greenville, South Carolina
February 11, 1998


                         MCCOMBS REALTY PARTNERS, LTD.

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                               December 31, 1997



Assets
  Cash and cash equivalents                                              $   451
  Receivables and deposits                                                    42
  Restricted escrows                                                         261
  Other assets                                                               152
  Investment properties:
    Land                                                   $   499
    Buildings and related personal property                  5,392
                                                             5,891
    Less accumulated depreciation                           (3,250)        2,641
                                                                         $ 3,547


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                       $    78
  Tenant security deposit liabilities                                         26
  Other liabilities                                                           78
  Mortgage note payable                                                    5,727

Partners' Capital (Deficit)
  General partner                                               1
  Limited partners (17,199.69 units
    outstanding)                                           (2,363)        (2,362)
                                                                         $ 3,547

          See Accompanying Notes to Consolidated Financial Statements

                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)





                                                       Years Ended December 31,
                                                         1997            1996
Revenues:
 Rental income                                        $1,396           $1,336
 Other income                                            110              147
  Total revenues                                       1,506            1,483

Expenses:
 Operating                                               653              695
 General and administrative                               67               55
 Depreciation                                            210              190
 Interest                                                486              529
 Property taxes                                           79               76
  Total expenses                                       1,495            1,545

  Net income (loss)                                   $   11           $  (62)

Net income (loss) allocated to general
 partner (1%)                                         $   --           $   (1)
Net income (loss) allocated to limited
 partners (99%)                                           11              (61)

                                                      $   11           $  (62)

Net income (loss) per limited partnership unit        $  .64           $(3.55)

           See Accompanying Notes to Consolidated Financial Statements



                          MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)

                      YEARS ENDED DECEMBER 31, 1997 AND 1996


                                    Limited
                                  Partnership     General      Limited
                                     Units        Partner      Partners         Total
Partners' capital (deficit)
  at December 31, 1995             17,199.69     $  2         $(2,313)       $(2,311)

Net loss for the year
  ended December 31, 1996                 --       (1)            (61)           (62)

Partners' capital (deficit)
  at December 31, 1996             17,199.69        1          (2,374)        (2,373)

Net income for the year ended
  December 31, 1997                       --       --              11             11

Partners' capital (deficit)
  at December 31, 1997             17,199.69     $  1         $(2,363)       $(2,362)

           See Accompanying Notes to Consolidated Financial Statements

                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net income (loss)                                            $  11         $ (62)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation                                                 210           190
    Amortization of loan costs                                    19            19
    Change in accounts:
      Receivables and deposits                                    95           (98)
      Other assets                                                 1            (2)
      Accounts payable                                            43          (140)
      Tenant security deposit liabilities                         (1)            3
      Accrued property taxes                                     (76)           76
      Other liabilities                                            4             3

         Net cash provided by (used in)
           operating activities                                  306           (11)

Cash flows from investing activities:
  Property improvements and replacements                        (115)         (172)
  Deposits to restricted escrows                                 (72)          (69)

         Net cash used in investing activities                  (187)         (241)

Cash flows from financing activities:
  Payments on mortgage note payable                              (54)          (50)

         Net cash used in financing activities                   (54)          (50)

Net increase (decrease) in cash and cash equivalents              65          (302)

Cash and cash equivalents at beginning of year                   386           688

Cash and cash equivalents at end of year                      $  451        $  386

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $  466        $  470

         See Accompanying Notes to Consolidated Financial Statements

                         McCOMBS REALTY PARTNERS, LTD.

                   Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: McCombs Realty Partners, Ltd., a California Limited Partnership ("Partnership"), was formed on June 22, 1984, for the purpose of acquiring and operating certain real properties. The Partnership commenced operations in January 1985 when a minimum of 2,400 Limited Partnership units ($1,200,000) had been subscribed and issued. The Partnership will be dissolved on December 31, 2030, or earlier under certain circumstances. The Partnership operates one apartment property located in Greenville, South Carolina.

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. There were 17,199.69 Limited Partnership units outstanding at December 31, 1997 and 1996. No additional capital contribution is required from any Limited Partner under the Partnership Agreement.

Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT.

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

The Plan provides for the following claim priorities as of December 31, 1997:

     1) First, all creditors, except Class 12 creditors ($23,100), will be satisfied;

     2) Limited Partners, both original and substitute, who made additional capital contributions will be paid claims in the amount of the additional contributions of approximately $730,000 on October 20, 1998;

     3) Class 12 creditors will be paid claims aggregating $23,100 on October 20, 1998;

     4) Limited Partners who made additional capital contributions and who were original Limited Partners will be paid existing capital contributions of approximately $9,818,000 on October 20, 1998;

     5) Limited Partners who did not make additional capital contributions will be paid one-third of existing capital contributions (one-third of $1,200,000) on October 20, 1998.

All other claims noted in the Plan were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property.

Additionally, the Plan calls for CRPTEX, Inc. (the "General Partner") to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as needed basis. The Partnership received the $14,500 capital contribution but has not required the additional $117,500.

Allocation of Profits, Gains and Losses: Partnership income, gains and losses are generally allocated 98% to the Limited Partners, 1% to the General Partner, CRPTEX, Inc., ("CRPTEX"), a Texas corporation, and 1% to a special Limited Partner interest, which percentage was subsequently transferred to CRPTEX. Losses are not allocated to CRPTEX's General Partner capital balance or the special Limited Partner capital balance, if the allocation of loss creates a negative capital balance.

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

Net (loss) income per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,199.69 in 1997, and 1996) and the net (loss) income allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

In order to increase the Partnership's cash reserves to a level sufficient to meet anticipated liquidity requirements, CRPTEX has not authorized any distributions to the partners during the years ended December 31, 1997 and 1996.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of Pelham Place, L.P., a South Carolina limited partnership, as of December 31, 1997. Pelham Place, L.P. is the limited partnership which holds title to Lakewood at Pelham (formerly known as Pelham Place Apartments). Pelham Place, L.P. is wholly-owned by the Partnership. All intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

Loan Costs: Loan costs of approximately $193,000 net of accumulated amortization of approximately $48,000 are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Cash and Cash Equivalents: Includes cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $23,000 and $28,000 for the years ended December 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Restricted Escrows:

   Repair and Remediation Reserve: At the time of the refinancing of the Lakewood at Pelham mortgage note payable in 1995, $92,250 of the proceeds were designated for a repair and remediation reserve for certain deferred maintenance. At December 31, 1997, the balance remaining in the escrow was $92,250. Upon completion of the scheduled deferred maintenance, any excess funds will be returned for property operations.

   Replacement Reserve: In addition to the Repair and Remediation Reserve for Lakewood at Pelham, a replacement reserve account was also established at the time of refinancing. This reserve is to be used for capital replacements at the apartment complex. At December 31, 1997, the account balance was approximately $169,000, which includes interest earned on these funds

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows (dollar amounts in thousands):

                       Principal      Monthly                                 Principal
                      Balance At      Payment        Stated                    Balance
                     December 31,    Including      Interest     Maturity       Due At
Property                 1997         Interest        Rate         Date        Maturity
Lakewood at Pelham
  1st mortgage         $ 5,727        $  43          8.1%        07/01/05     $ 5,151

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1997, are as follows (in thousands):


                       1998                          $   58
                       1999                              63
                       2000                              68
                       2001                              74
                       2002                              81
                       Thereafter                     5,383

                                                     $5,727


NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):



                                                 1997           1996

Net income (loss) as reported                 $    11        $   (62)
Add (deduct):
   Depreciation and amortization                 (262)          (228)
   Other                                            2            (27)

Federal taxable loss                          $  (249)       $  (317)

Federal taxable loss per limited
   partnership unit                           $(14.33)       $(18.25)



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' capital (deficit) (in thousands):


                                                       1997             1996

Total partner's deficit - financial
   statement basis                                   $(2,362)         $(2,373)
Current year tax basis net loss over
   financial statement net income (loss)                (260)            (255)
Prior year cumulative tax basis net loss over
   financial statement net income (loss)                (424)            (169)

Total partner's deficit - federal
   income tax basis                                  $(3,046)         $(2,797)



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense and operating expense in the consolidated statements of operations. Fees paid to Insignia and its affiliates in 1997 and 1996 are as follows:


                                                   Years Ended December 31,
                                                      1997          1996
                                                         (in thousands)
Property management fees                              $75            $71
Reimbursement for services from affiliates (1)         36             36

(1) Included in "Reimbursements for services from affiliates" for 1997 and 1996 is approximately $2,000 and $1,000 in reimbursements for construction oversight costs, respectively.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Property
(in thousands)

                                                        Initial Cost
                                                       To Partnership


                                                                                   Cost
                                                                 Buildings     Capitalized
                                                                and Related   (Written Down)
                                                                 Personal      Subsequent to
Description                       Encumbrances       Land        Property       Acquisition
Lakewood at Pelham
 Greenville, South Carolina       $5,727           $ 695        $6,730          $(1,534)



(dollar amounts in thousands)


                           Gross Amount at Which Carried
                                  At December 31, 1997
                                     Buildings
                                        And
                                      Related
                                      Personal             Accumulated      Date of       Date     Depreciable
     Description              Land    Property   Total    Depreciation   Construction   Acquired    Life-Years

Lakewood at Pelham
 Greenville, South Carolina  $499     $5,392    $ 5,891    $ 3,250          1980         01/85         3-25



Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                            Years Ended December 31,
                                              1997            1996
Investment Properties
Balance at beginning of year                 $5,776          $5,604
 Property improvements                          115             172
Balance at end of year                       $5,891          $5,776

Accumulated Depreciation
Balance at beginning of year                 $3,040          $2,850
 Additions charged to expense                   210             190
Balance at end of year                       $3,250          $3,040


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is approximately $8,559,000 and approximately $8,444,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996 is approximately $6,638,000 and approximately $6,165,000, respectively.

NOTE F - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, statement of operations, or liquidity of the Partnership.


NOTE G - GOING CONCERN

Under the Plan of Reorganization described in Note A, the Partnership is required to pay claims to limited partners and creditors of approximately $11,000,000 during 1998. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property the Partnership may attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998 to a future period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      PART III


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no directors or officers. The names of the directors and executive officers of CRPTEX, Inc. (formerly Capital Realty Group Properties, Inc.), the Partnership's General Partner, and an affiliate of Metropolitan Asset Enhancement, L.P., ("MAE"), their ages and the nature of all positions with CRPTEX, Inc. presently held by them are as follows:

Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus, the General Partner is now a wholly-owned subsidiary of IPT.

Name                            Age           Position

Carroll D. Vinson               57            President and Director

Robert D. Long, Jr.             30            Vice President and Chief
                                              Accounting Officer (CAO)

William H. Jarrard, Jr.         51            Vice President

Daniel M. LeBey                 32            Secretary

Kelley M. Buechler              40            Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of MAE and subsidiaries since August of 1994. He has acted as Chief Operating Officer of IPT, parent of the General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1994. He has acted as Senior Vice President of IPT since May 1997.
Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia From January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1994 and Assistant Secretary of Insignia since 1991.


ITEM 10. EXECUTIVE COMPENSATION

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) Security ownership of certain beneficial owners.

       No person owns of record or is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership as of December 31, 1997.

   (b) Security ownership of management.

       No officers or directors of CRPTEX, Inc., the General Partner of the Partnership, own any Limited Partnership Interests in the Partnership.

       No general partners, officers or directors of the General Partners of the Partnership possess the right to acquire a beneficial ownership of Interests of the Partnership.

   (c) Change in control.

       On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended December 31, 1997. See "Item 1. Description of Business," "Item 10. Executive Compensation" and "Item 11. Security Ownership of Certain Beneficial Owners and Management" for a discussion of transactions with the General Partner.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense and operating expense in the consolidated statements of operations. Fees paid to Insignia and its affiliates in 1997 and 1996 are as follows (in thousands):


                                                   Years Ended December 31,
                                                      1997          1996

Property management fees                              $75            $71
Reimbursement for services from affiliates (1)         36             36

(1) Included in "Reimbursements for services from affiliates" for 1997 and 1996 is approximately $2,000 and $1,000 in reimbursements for construction oversight costs, respectively.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 13. EXHIBITS AND REPORT ON FORM 8-K

   (a)   Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)  Reports on Form 8-K filed during the fourth quarter of 1997:

         None.


                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MCCOMBS REALTY PARTNERS, LTD.


                                    BY: CRPTEX, Inc.
                                        General Partner


                                    By: /s/ Carroll D. Vinson
                                        Carroll D. Vinson
                                        President and Director


                                    Date: March 30, 1998


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated below.


CRPTEX, Inc.



By:   /s/Carroll D. Vinson         President and Director
      Carroll D. Vinson


By:   /s/Robert D. Long, Jr.       Vice President and Chief
      Robert D. Long, Jr.          Accounting Officer


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

  27      Financial Data Schedule