Form 10QSB
period 1998-03-31
MCCOMBS REALTY PARTNERS LTD
filed 1998-05-12
CIK 759198

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X . No   .


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                         MCCOMBS REALTY PARTNERS, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in thousands)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                   $   414
  Receivables and deposits                                         56
  Restricted escrows                                              279
  Other assets                                                    144
  Investment properties:
    Land                                         $   499
    Buildings and related personal property        5,409
                                                   5,908
    Less accumulated depreciation                 (3,306)       2,602

                                                              $ 3,495

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                            $    59
  Tenant security deposit liabilities                              23
  Accrued property taxes                                           20
  Other liabilities                                                62
  Mortgage note payable                                         5,713

Partners' Capital (Deficit)
  General partners                               $     1
  Limited partners (17,199.69 units
    issued and outstanding)                       (2,383)      (2,382)

                                                              $ 3,495

          See Accompanying Notes to Consolidated Financial Statements

b)
                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except for unit data)




                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
Revenues:
 Rental income                                         $   314        $   336
 Other income                                               29             33
  Total revenues                                           343            369

Expenses:
 Operating                                                 144            141
 General and administrative                                 22              7
 Depreciation                                               56             50
 Interest                                                  121            122
 Property taxes                                             20             20
  Total expenses                                           363            340

Net (loss) income                                      $   (20)       $    29

Net (loss) income allocated to general
  partners (1%)                                        $    --        $    --
Net (loss) income allocated to limited
  partners (99%)                                           (20)            29

                                                       $   (20)       $    29

Net (loss) income per limited partnership unit         $ (1.15)       $  1.67


          See Accompanying Notes to Consolidated Financial Statements

c)
                         MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)



                                  Limited
                                Partnership  General  Limited
                                   Units     Partner  Partners    Total

Partners' capital (deficit)
  at December 31, 1997          17,199.69    $     1  $ (2,363)  $ (2,362)

Net loss for the three
  months ended March 31, 1998       --            --       (20)       (20)

Partners' capital (deficit)
  at March 31, 1998             17,199.69    $     1  $ (2,383)  $ (2,382)


          See Accompanying Notes to Consolidated Financial Statements

d)
                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended
                                                                March 31,
                                                              1998      1997
Cash flows from operating activities:
  Net (loss) income                                         $  (20)    $   29
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation                                                56         50
    Amortization of loan costs                                   5          5
    Change in accounts:
      Receivables and deposits                                 (14)        72
      Other assets                                               3          2
      Accounts payable                                         (19)       (19)
      Tenant security deposit liabilities                       (3)         2
      Accrued property taxes                                    20        (56)
      Other liabilities                                        (16)       (19)

         Net cash provided by operating activities              12         66

Cash flows from investing activities:
  Property improvements and replacements                       (17)       (15)
  Net deposits to restricted escrows                           (18)       (17)

         Net cash used in investing activities                 (35)       (32)

Cash flows from financing activities:
  Payments on mortgage note payable                            (14)       (13)

         Net cash used in financing activities                 (14)       (13)

Net (decrease) increase in cash and cash equivalents           (37)        21

Cash and cash equivalents at beginning of period               451        386

Cash and cash equivalents at end of period                  $  414     $  407

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  116     $  117


           See Accompanying Notes to Consolidated Financial Statements


e)
                         MCCOMBS REALTY PARTNERS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A- GOING CONCERN

Under the Plan of Reorganization described in Item 2, McCombs Realty Partners, Ltd. (the "Partnership") is required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property the Partnership may attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of CRPTEX, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1997 for the Partnership.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus, the General Partner is now a wholly-owned subsidiary of IPT.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and its affiliates during the three month periods ended March 31, 1998 and 1997:


                                                              1998       1997
                                                              (in thousands)

Property management fees (included in operating expenses)    $ 18        $ 18

Reimbursement for services from affiliates (included in
operating and general and administrative expenses) (1)         12           8

(1) Included in "Reimbursements for services from affiliates" for 1997 is approximately $1,000 in reimbursements for construction oversight costs.


For the period of January 1, 1997 to August 31, 1997, the Partnership insured its property under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three month periods ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
Property                                          1998         1997

Lakewood at Pelham
  Greenville, South Carolina                       89%         91%


Results of Operations

The Partnership's net loss for the three months ended March 31, 1998 was approximately $20,000 as compared to net income of approximately $29,000 for the three months ended March 31, 1997. The decrease in net income is due to a decrease in rental income and an increase in general and administrative expenses. Rental income decreased as a result of the decrease in occupancy at Lakewood at Pelham Apartments, despite an increase in rental rates. The increase in general and administrative expenses can be attributed to an increase in General Partner reimbursements and audit fees.

Included in operating expense for the three months ended March 31, 1998 is approximately $9,000 of major repairs and maintenance primarily comprised of major landscaping.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $414,000 versus approximately $407,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was approximately $37,000 as compared to a net increase of approximately $21,000 for the three months ended March 31, 1997. Net cash provided by operating activities decreased due to the increase in net loss, as discussed above. Also contributing to this decrease was an increase in receivables and deposits, partially offset by an increase in accrued property taxes with both increases related to the timing of payments. Net cash used in investing and financing activities remained consistent for the three months ended March 31, 1998 and 1997.

The Partnership has no material capital programs scheduled to be performed in 1998 although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, including satisfaction of remaining claims related to the Partnership's Plan of Reorganization as described below. No cash distributions were paid or declared during the three months ended March 31, 1998 or 1997, and none are expected for the remainder of 1998.

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

The Plan provides for the following claim priorities as of March 31, 1998:

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

Additionally, the Plan calls for the General Partner to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as needed basis. The Partnership received the $14,500 capital contribution but has not required the additional $117,500.

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property, or as an alternative, the Partnership may attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. Additionally, the Partnership's mortgage indebtedness of approximately $5,713,000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 1998 or beyond.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended March 31, 1998.


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

                             Date:  May 12, 1998