Form 10QSB
period 1998-06-30
MCCOMBS REALTY PARTNERS LTD
filed 1998-08-12
CIK 759198

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

                  For the quarterly period ended June 30, 1998


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                         MCCOMBS REALTY PARTNERS, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in thousands)

                                 June 30, 1998




Assets
  Cash and cash equivalents                                 $   368
  Receivables and deposits                                       71
  Restricted escrows                                            298
  Other assets                                                  139
  Investment properties:
    Land                                         $   499
    Buildings and related personal property        5,416
                                                   5,915
    Less accumulated depreciation                 (3,362)     2,553

                                                            $ 3,429

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                          $     7
  Tenant security deposit liabilities                            21
  Accrued property taxes                                         40
  Other liabilities                                              69
  Mortgage note payable                                       5,699

Partners' Capital (Deficit)
  General partner                                $     1
  Limited partners (17,199.69 units
    issued and outstanding)                       (2,408)    (2,407)

                                                            $ 3,429

          See Accompanying Notes to Consolidated Financial Statements

b)
                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except for unit data)



                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     1998        1997        1998        1997
Revenues:
  Rental income                    $    307     $    353   $   621     $   689
  Other income                           44           31        73          64
     Total revenues                     351          384       694         753

Expenses:
  Operating                             154          160       298         301
  General and administrative             26           22        48          29
  Depreciation                           56           52       112         102
  Interest                              120          122       241         244
  Property taxes                         20           20        40          40
     Total expenses                     376          376       739         716

Net (loss) income                  $    (25)    $      8   $   (45)    $    37

Net (loss) income allocated
  to general partners (1%)         $     --     $     --   $    --     $    --
Net (loss) income allocated
  to limited partners (99%)             (25)           8       (45)         37
                                   $    (25)    $      8   $   (45)    $    37

Net (loss) income per
  limited partnership unit         $  (1.44)    $    .46   $ (2.59)    $  2.13

          See Accompanying Notes to Consolidated Financial Statements

c)
                         MCCOMBS REALTY PARTNERS, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)

                                     Limited
                                   Partnership    General    Limited
                                      Units       Partner    Partners      Total
Partners' capital (deficit)
  at December 31, 1997             17,199.69     $     1     $  (2,363)  $  (2,362)

Net loss for the six months
  ended June 30, 1998                  --             --           (45)        (45)

Partners' capital (deficit)
  at June 30, 1998                 17,199.69     $     1     $  (2,408)  $  (2,407)

          See Accompanying Notes to Consolidated Financial Statements

d)
                         MCCOMBS REALTY PARTNERS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                               Six Months Ended
                                                                   June 30,
                                                               1998        1997
Cash flows from operating activities:
  Net (loss) income                                           $  (45)     $   37
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation                                                 112         102
    Amortization of loan costs                                    10          10
    Change in accounts:
      Receivables and deposits                                   (29)         55
      Other assets                                                 3         (10)
      Accounts payable                                           (71)        (14)
      Tenant security deposit liabilities                         (5)          3
      Accrued property taxes                                      40         (36)
      Other liabilities                                           (9)         (9)

         Net cash provided by operating activities                 6         138

Cash flows from investing activities:
  Property improvements and replacements                         (24)        (33)
  Net deposits to restricted escrows                             (37)        (36)

         Net cash used in investing activities                   (61)        (69)

Cash flows from financing activities:
  Payments on mortgage note payable                              (28)        (26)

         Net cash used in financing activities                   (28)        (26)

Net (decrease) increase in cash and cash equivalents             (83)         43

Cash and cash equivalents at beginning of period                 451         386

Cash and cash equivalents at end of period                    $  368      $  429

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  232      $  234

           See Accompanying Notes to Consolidated Financial Statements


e)
                         MCCOMBS REALTY PARTNERS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A- GOING CONCERN

Under the Plan of Reorganization described in Item 2, McCombs Realty Partners, Ltd. (the "Partnership") is required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property the Partnership may attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. However, there can be no assurance that the Partnership will successfully obtain this authorization from the Court and the Limited Partners. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of CRPTEX, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1997 for the Partnership.

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

The following transactions with the General Partner and its affiliates were incurred during the six months ended June 30, 1998 and 1997:


                                                              1998       1997
                                                              (in thousands)

Property management fees (included in operating expenses)    $ 36        $ 38

Reimbursement for services from affiliates (included in
 general and administrative expenses)                          26          11

In addition, for the six months ended June 30, 1998 and 1997, the Partnership paid approximately $1,000 and $2,000, respectively, in reimbursements for construction oversight costs. These reimbursements are included in operating expenses.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The average occupancy of Lakewood at Pelham Apartments for the six month periods ended June 30, 1998 and 1997 was 89% and 95%, respectively. The decrease in occupancy at Lakewood at Pelham for the first half of 1998 as compared to the same period in 1997 is attributable to the overbuilding of new apartments in the Greenville, South Carolina market. However, average occupancy for the first half of 1998 remains close to the market average.

Results of Operations

The Partnership's net loss for the six months ended June 30, 1998 was approximately $45,000 as compared to net income of approximately $37,000 for the six months ended June 30, 1997. The Partnership's net loss for the three month period ended June 30, 1998 was approximately $25,000 versus net income of approximately $8,000 for the corresponding period in 1997. The decrease in net income is primarily due to a decrease in rental income and increases in depreciation and general and administrative expenses. Rental income decreased as a result of the decrease in occupancy at Lakewood at Pelham Apartments, despite an increase in the average rental rate. Depreciation expense increased due to an increase in property improvements and replacements during the last twelve months, which included the replacement of carpet in the apartment complex's hallways, the expansion of the maintenance workshop, and the installation of sprinklers. The increase in general and administrative expenses can be attributed to increases in reimbursements associated with the administration of the Partnership and audit fees.

Included in operating expense for the six months ended June 30, 1998 is approximately $10,000 of major repairs and maintenance primarily comprised of landscaping costs. Included in operating expense for the six months ended June 30, 1997 is approximately $8,000 of major repairs and maintenance primarily comprised of exterior building repairs and golf cart costs.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $368,000 versus approximately $429,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998 was approximately $83,000 as compared to a net increase of approximately $43,000 for the six months ended June 30, 1997. Net cash provided by operating activities decreased due to the increase in net loss, as discussed above. Also contributing to this decrease was an increase in receivables and deposits and a decrease in accounts payable, partially offset by an increase in accrued property taxes, all of which were related to the timing of receipts and payments. Net cash used in investing and financing activities remained consistent for the six months ended June 30, 1998 and 1997.

The Partnership has no material capital programs scheduled to be performed in 1998 although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, including satisfaction of remaining claims related to the Partnership's Plan of Reorganization as described below. No cash distributions were paid or declared during the six months ended June 30, 1998 or 1997, and none are expected for the remainder of 1998.

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

The Plan provides for the following claim priorities as of June 30, 1998:

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

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property, or as an alternative, the Partnership may attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. However, there can be no assurance that the Partnership will successfully obtain this authorization from the Court and the Limited Partners. Additionally, the Partnership's mortgage indebtedness of approximately $5,699,000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 1998 or beyond.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1998.



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MCCOMBS REALTY PARTNERS, LTD.

                             By: CRPTEX, INC.
                                 as General Partner


                             By: /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President and Director


                             By: /s/ Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO


                             Date: August 12, 1998