Form 10QSB
period 1998-09-30
MCCOMBS REALTY PARTNERS LTD
filed 1998-11-16
CIK 759198

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

               For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-14570


                            MCCOMBS REALTY PARTNERS
       (Exact name of small business issuer as specified in its charter)


         California                                        33-0068732
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                                55 Beattie Place
                                 P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                            MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in thousands)

                               September 30, 1998


Assets
  Cash and cash equivalents                                     $   358
  Receivables and deposits                                           98
  Restricted escrows                                                316
  Other assets                                                      133
  Investment properties:
    Land                                               $   499
    Buildings and related personal property              5,432
                                                         5,931
    Less accumulated depreciation                       (3,418)   2,513

                                                                $ 3,418

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $     7
  Tenant security deposit liabilities                                19
  Accrued property taxes                                             60
  Other liabilities                                                  69
  Mortgage note payable                                           5,684

Partners' Capital (Deficit)
  General partner                                      $     1
  Limited partners (17,199.69 units
    issued and outstanding)                             (2,422)  (2,421)

                                                                $ 3,418

          See Accompanying Notes to Consolidated Financial Statements


b)
                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except for unit data)




                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                     1998       1997       1998       1997
Revenues:
  Rental income                    $    328    $    348  $   949    $ 1,037
  Other income                           31          32      104         96
     Total revenues                     359         380    1,053      1,133

Expenses:
  Operating                             160         142      458        443
  General and administrative             17          20       65         49
  Depreciation                           56          52      168        154
  Interest                              120         121      361        365
  Property taxes                         20          20       60         60
     Total expenses                     373         355    1,112      1,071

Net (loss) income                  $    (14)   $     25  $   (59)   $    62

Net (loss) income allocated
  to general partners (1%)         $     --    $     --  $    --    $    --
Net (loss) income allocated
  to limited partners (99%)             (14)         25      (59)        62
                                   $    (14)   $     25  $   (59)   $    62
Net (loss) income per
  limited partnership unit         $   (.81)   $   1.45  $ (3.43)   $  3.60

          See Accompanying Notes to Consolidated Financial Statements


c)
                            MCCOMBS REALTY PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except for unit data)



                                       Limited
                                     Partnership    General     Limited
                                        Units       Partner    Partners      Total
Partners' capital (deficit)
  at December 31, 1997               17,199.69     $     1     $  (2,363)  $  (2,362)

Net loss for the nine months
  ended September 30, 1998               --             --           (59)        (59)

Partners' capital (deficit)
  at September 30, 1998              17,199.69     $     1     $  (2,422)  $  (2,421)

          See Accompanying Notes to Consolidated Financial Statements


d)
                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                              Nine Months Ended
                                                                September 30,
                                                               1998       1997
Cash flows from operating activities:
  Net (loss) income                                           $  (59)    $   62
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation                                                 168        154
    Amortization of loan costs                                    14         14
    Change in accounts:
      Receivables and deposits                                   (56)        32
      Other assets                                                 5         (6)
      Accounts payable                                           (71)       (26)
      Tenant security deposit liabilities                         (7)         2
      Accrued property taxes                                      60        (16)
      Other liabilities                                           (9)        (3)

         Net cash provided by operating activities                45        213

Cash flows from investing activities:
  Property improvements and replacements                         (40)       (52)
  Net deposits to restricted escrows                             (55)       (54)

         Net cash used in investing activities                   (95)      (106)

Cash flows from financing activities:
  Payments on mortgage note payable                              (43)       (40)

         Net cash used in financing activities                   (43)       (40)

Net (decrease) increase in cash and cash equivalents             (93)        67

Cash and cash equivalents at beginning of period                 451        386

Cash and cash equivalents at end of period                    $  358     $  453

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  347     $  350

           See Accompanying Notes to Consolidated Financial Statements


e)
                            MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A- GOING CONCERN

Under the Plan of Reorganization described in Item 2, McCombs Realty Partners (the "Partnership") was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty percent response was not received. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of CRPTEX, Inc. ("General Partner"), a wholly owned subsidiary of Insignia Properties Trust ("IPT") (see Note D), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1997 for the Partnership.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Pelham Place, L.P. which is the limited partnership which holds title to Lakewood at Pelham. The Partnership ultimately owns a 100% beneficial interest in Pelham Place, L.P. and, accordingly, is consolidated. All intercompany transactions have been eliminated.

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

The following transactions with the General Partner and its affiliates were incurred during the nine months ended September 30, 1998 and 1997:


                                                             1998      1997
                                                             (in thousands)

Property management fees (included in operating expenses)    $ 55       $ 57

Reimbursement for services from affiliates (included in
 operating and general and administrative expenses) (1)        41         24

(1) Included in "Reimbursements for services from affiliates" for 1998 and 1997 is approximately $1,000 and $2,000, respectively, in reimbursements for construction oversight costs.

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

NOTE D - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The average occupancy of Lakewood at Pelham Apartments for the nine month periods ended September 30, 1998 and 1997 was 90% and 95%, respectively. The decrease in occupancy at Lakewood at Pelham for the nine months ended September 30, 1998 in comparison to the same period in 1997 is attributable to the overbuilding of new apartments in the Greenville, South Carolina market. Additionally, construction of a new office park adjacent to the property has somewhat affected the aesthetic value of the complex. However, average occupancy for the nine months ended September 30, 1998 remains close to the market average.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 1998 was approximately $59,000 as compared to net income of approximately $62,000 for the corresponding period of 1997. The Partnership's net loss for the three month period ended September 30, 1998 was approximately $14,000 versus net income of approximately $25,000 for the corresponding period in 1997. The decrease in net income for the nine months ended September 30, 1998 is primarily due to a decrease in rental income and increases in operating, general and administrative, and depreciation expenses. Rental income decreased as a result of the decrease in occupancy at Lakewood at Pelham Apartments, despite an increase in the average rental rate. The increase in operating expense can be attributed to an increase in ordinary maintenance costs related to interior repairs in 1998. The decrease in net income for the three month period ended September 30, 1998 compared to the same period of 1997 is primarily attributable to the decrease in rental income and increase in operating expense as previously described. General and administrative expense increased primarily due to increases in reimbursements associated with the administration of the partnership. Depreciation expense increased due to approximately $100,000 of capital improvements and replacements at the property over the last twelve months.

Included in operating expense for the nine months ended September 30, 1998 is approximately $10,000 of major repairs and maintenance primarily comprised of landscaping costs. Included in operating expense for the nine months ended September 30, 1997 is approximately $8,000 of major repairs and maintenance primarily comprised of exterior building repairs and golf cart costs.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $358,000 versus approximately $453,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 was approximately $93,000 compared to a net increase of approximately $67,000 for the nine months ended September 30, 1997. Net cash provided by operating activities decreased due to the increase in net loss, as discussed above. Also contributing to this decrease was an increase in receivables and deposits and a decrease in accounts payable, partially offset by an increase in accrued property taxes, all of which were related to the timing of receipts and payments. Net cash used in investing and financing activities remained consistent for the nine month periods ended September 30, 1998 and 1997.
The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, including satisfaction of remaining claims related to the Partnership's Plan of Reorganization, as described below, and to comply with federal, state and local legal and regulatory requirements. Such assets are currently not sufficient to meet the short-term needs of the Partnership. No cash distributions were paid or declared during the nine months ended September 30, 1998 or 1997, and none are expected for the remainder of 1998.

On March 9, 1987, the original general partners of the Partnership, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District Court of California ("Court"). The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course subject to control of the Court until the Court confirmed the Partnership's Plan of Reorganization ("Plan") effective October 25, 1988. The Plan was approved by all required classes of creditors.

The Plan provides for the following claim priorities as of September 30, 1998:

     1 First, all creditors, except Class 12 creditors ($23,100), will be satisfied;

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

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property, or as an alternative, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,684,000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 1998 or beyond.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MCCOMBS REALTY PARTNERS

                             By: CRPTEX, INC.
                                 as General Partner


                             By: /s/Patrick Foye
                                 Patrick Foye
                                 Executive Vice President



                             By: /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting
                                 (Duly Authorized Officer)


                             Date: November 16, 1998