Form 10KSB
period 1998-12-31
MCCOMBS REALTY PARTNERS LTD
filed 1999-03-31
CIK 759198

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period         to

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

55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year.  $1,396,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None





                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

McCombs Realty Partners ("Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 22, 1984. The Partnership's general partner is CRPTEX, Inc., a Texas Corporation ("the General Partner" and formerly known as Capital Realty Group Properties, Inc.). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2030, unless terminated prior to such date.

The Partnership sold 22,036 units of Limited Partnership Interest ("Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from limited partners. In addition, per the Plan of Reorganization (see below), the General Partner made a $14,500 capital contribution. The Partnership is engaged in the business of operating and holding real properties for investment. All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) (formerly known as Pelham Place) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 1998, the Partnership's sole investment property was Lakewood at Pelham. See "Item 2. Properties".

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

The Registrant has no employees. Property management and administrative services are provided by the General Partner and affiliates.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

TRANSFERS OF CONTROL

On September 21, 1994, Capital Realty Group, Corporation ("CRGC"), the parent of the General Partner, entered into a Stock Purchase Agreement ("Agreement") with Insignia Financial Group, Inc. ("Insignia") and several of its affiliates whereby Metropolitan Asset Enhancement, L.P., an affiliate of Insignia, purchased affiliates of CRCG including the General Partner of the Partnership. Under the terms of the Agreement, affiliates of Insignia commenced providing property management and administrative services to the Partnership upon HUD approval of the Agreement. The Agreement became effective November 30, 1994, and the name of the General Partner of the Partnership was changed to CRPTEX, Inc. Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

          Property           Date of Purchase   Type of Ownership       Use

Lakewood at Pelham                01/85       Fee ownership subject  Apartment
  Greenville, South Carolina                  to first mortgage. (1) 271 units

(1) Property is held by a limited partnership in which the Partnership owns a 100% interest.

SCHEDULE OF PROPERTIES:

Set forth below for the Partnership's investment property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Gross                                        Federal

                      Carrying    Accumulated                         Tax

Property               Value      Depreciation   Rate   Method       Basis

                          (in thousands)                        (in thousands)

Lakewood at Pelham

  Greenville, South

    Carolina           $5,947        $3,474      3-25    S/L        $1,500


See "Note B" to the financial statements in "Item 7" for a further description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property.



                     Principal                                   Principal

                     Balance At                                   Balance

                    December 31,  Interest  Period   Maturity     Due At

Property                1998        Rate   Amortized   Date    Maturity (2)

                   (in thousands)                             (in thousands)


Lakewood at Pelham

 1st mortgage          $5,669       8.1%      (1)    07/01/05     $5,151


(1)The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.
(2)See "Item 7. Financial Statements _ Note D" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 by property:


                               Average Annual          Average Annual

                                Rental Rates              Occupancy

Property                      1998        1997        1998        1997

Lakewood at Pelham         $5,750/unit $5,530/unit     90%         94%

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to increased competition due to the overbuilding of new apartments in the Greenville, South Carolina market. In addition, the construction of a new office park adjacent to the property has affected the aesthetic value of the apartment complex.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured and in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates for 1998 for the property:


                                                   1998         1998

                                                  Billing       Rate

                                              (in thousands)


Lakewood at Pelham Apartments                       $80         1.44%

CAPITAL IMPROVEMENTS:

During 1998, the Partnership completed approximately $56,000 of capital improvements at Lakewood at Pelham, consisting primarily of floor covering, building equipment, and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, exterior building improvements, major carpet and vinyl replacement, and landscaping, which are expected to cost approximately $210,000.

The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of the Partnership's security holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

As of December 31, 1998, the number of holders of record of the 17,196.39 Limited Partnership Units ("Units") was 1,263. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were made in 1998 or 1997, nor are any expected in the future, as certain priority claims will be required to be satisfied per the Partnership's Plan of Reorganization. See further discussion in "Liquidity and Capital Resources" section below.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had a net loss for the year ended December 31, 1998, of approximately $95,000 as compared to net income of approximately $11,000 for the corresponding period in 1997. The decrease in net income for 1998 was primarily due to a decrease in total revenues and, to a lesser extent, an increase in total expenses. Revenues decreased due to a decrease in rental income which was slightly offset by an increase in other income. Rental income decreased as a result of an increase in concessions offered during 1998 in an attempt to increase occupancy and a decrease in occupancy as discussed in "Item 2. Description of Properties". Total expenses increased primarily due to an increase in general and administrative expenses. General and administrative expense increased primarily due to increases in reimbursements to the General Partner associated with its management of the Partnership, as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 1998 and 1997 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. The other expenses remained relatively constant.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $350,000 as compared to approximately $451,000 at December 31, 1997. The net decrease in cash and cash equivalents for the year ended December 31, 1998 is approximately $101,000. The decrease in cash and cash equivalents is due to approximately $86,000 of cash provided by operating activities offset by cash used in investing and financing activities of approximately $129,000 and $58,000, respectively. Cash used in investing activities consisted of capital improvements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's property.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership including satisfaction of remaining claims related to the Partnership's Plan of Reorganization, as described below, and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $210,000 in capital improvements for the Partnership's investment property in 1999. Budgeted capital improvements include, but are not limited to, exterior building improvements, major carpet and vinyl replacement, and landscaping. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for 1999. However, the Partnership does not have sufficient assets to fulfill its obligations under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No cash distributions were recorded in 1998 or 1997, and none are expected in the future.

On March 9, 1987, the original general partners of the Partnership, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District Court of California ("Court"). The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course subject to control of the Court until the Court confirmed the Partnership's Plan effective October 25, 1988. The Plan was approved by all required classes of creditors.

The Plan provides for the following claim priorities as of December 31, 1998:

1)First, all creditors, except Class 12 creditors ($23,100), will be satisfied;

2)Limited Partners, both original and substitute, who made additional capital contributions will be paid claims in the amount of the additional contributions of approximately $730,000 on October 20, 1998;

3)Class 12 creditors will be paid claims aggregating $23,100 on October 20, 1998;

4)Limited Partners who made additional capital contributions and who were original Limited Partners will be paid existing capital contributions of approximately $9,818,000 on October 20, 1998;

5)Limited Partners who did not make additional capital contributions will be paid one-third of existing capital contributions (one-third of $1,200,000) on October 20, 1998.

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

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property, or as an alternative, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,669,000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 1999 or beyond.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS

MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS



Report of KPMG Peat Marwick LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
  December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements







                          Independent Auditors' Report


The Partners
McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners (a California limited partnership) as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McCombs Realty Partners as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that McCombs Realty Partners will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Partnership was required under its Plan of Reorganization to pay claims to limited partners and creditors of approximately $11,000,000 during 1998. The Partnership defaulted on this obligation in 1998. This raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/KPMG Peat Marwick LLP

Greenville, South Carolina
March 3, 1999




                            MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

     Cash and cash equivalents                                   $   350

     Receivables and deposits                                        115

     Restricted escrows                                              334

     Other assets                                                    132

     Investment property (Notes D and G):

       Land                                           $   499

       Buildings and related personal property          5,448

                                                        5,947

       Less accumulated depreciation                   (3,474)     2,473

                                                                 $ 3,404


Liabilities and Partners' Capital (Deficit)

Liabilities

     Accounts payable                                            $    13

     Tenant security deposit liabilities                              18

     Accrued property taxes                                           81

     Other liabilities                                                80

     Mortgage note payable (Note D)                                5,669


Partners' Capital (Deficit)

     General partner's                                $    --

     Limited partners' (17,196.39 units issued

       and outstanding)                                (2,457)    (2,457)

                                                                 $ 3,404


          See Accompanying Notes to Consolidated Financial Statements




                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                 Years Ended December 31,

                                                     1998         1997

Revenues:

    Rental income                                   $1,265       $1,350

    Other income                                       131          110

     Total revenues                                  1,396        1,460


Expenses:

    Operating                                          609          607

    General and administrative                          97           67

    Depreciation                                       224          210

    Interest                                           481          486

    Property taxes                                      80           79

     Total expenses                                  1,491        1,449


Net (loss) income                                   $  (95)      $   11


Net (loss) income allocated to

    general partner (1%)                            $   (1)      $   --

Net (loss) income allocated to

    limited partners (99%)                             (94)          11


                                                    $  (95)      $   11


Net (loss) income per limited partnership unit      $(5.47)      $  .64


          See Accompanying Notes to Consolidated Financial Statements





                            MCCOMBS REALTY PARTNERS

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                       Limited

                                     Partnership  General   Limited

                                        Units     Partner  Partners   Total


Partners' capital (deficit)

  at December 31, 1996               17,199.69   $     1   $(2,374)  $(2,373)


Net income for the year ended

  December 31, 1997                         --        --        11        11


Partners' capital (deficit)

  at December 31, 1997               17,199.69         1    (2,363)   (2,362)


Units abandoned                          (3.30)       --        --        --


Net loss for the year ended

  December 31, 1998                                   (1)      (94)      (95)


Partner's capital (deficit)

  at December 31, 1998               17,196.39   $    --   $(2,457)  $(2,457)


          See Accompanying Notes to Consolidated Financial Statements





                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                  Years Ended December 31,

                                                      1998        1997

Cash flows from operating activities:

  Net (loss) income                                  $ (95)      $  11

  Adjustments to reconcile net (loss) income to

   net cash provided by operating activities:

    Depreciation                                       224         210

    Amortization of loan costs                          19          19

    Change in accounts:

      Receivables and deposits                         (73)         95

      Other assets                                       1           1

      Accounts payable                                 (65)         43

      Tenant security deposit liabilities               (8)         (1)

      Accrued property taxes                            81         (76)

      Other liabilities                                  2           4


         Net cash provided by operating activities      86         306



Cash flows from investing activities:

  Property improvements and replacements               (56)       (115)

  Net deposits to restricted escrows                   (73)        (72)


         Net cash used in investing activities        (129)       (187)


Cash flows used in financing activities:

  Payments on mortgage note payable                    (58)        (54)


Net (decrease) increase in cash and cash equivalents  (101)         65


Cash and cash equivalents at beginning of year         451         386


Cash and cash equivalents at end of year             $ 350       $ 451


Supplemental disclosure of cash flow information:

  Cash paid for interest                             $ 462       $ 466


          See Accompanying Notes to Consolidated Financial Statements






                            MCCOMBS REALTY PARTNERS

                   Notes to Consolidated Financial Statements


NOTE A - GOING CONCERN

Under the Plan of Reorganization described in "Note B", McCombs Realty Partners, a California Limited Partnership, (the "Partnership") was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: The Partnership, was formed on June 22, 1984, for the purpose of operating and holding real properties for investment. The Partnership commenced operations in January 1985 when a minimum of 2,400 Limited Partnership units ($1,200,000) had been subscribed and issued. Through its investment in Pelham Place LP, the Partnership owns and operates one apartment property located in Greenville, South Carolina. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2030, unless terminated prior to such date.

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from limited partners. In addition, per the Plan of Reorganization (see below), the General Partner made a $14,500 capital contribution. There were 17,196.39 Limited Partnership units outstanding at December 31, 1998 and 17,199.69 outstanding at December 31, 1997.

Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1998, the General Partner became a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note C _ Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO.

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

The Plan provides for the following claim priorities as of December 31, 1998:

1)First, all creditors, except Class 12 creditors ($23,100), will be satisfied;

2)Limited Partners, both original and substitute, who made additional capital contributions will be paid claims in the amount of the additional contributions of approximately $730,000 on October 20, 1998;

3)Class 12 creditors will be paid claims aggregating $23,100 on October 20, 1998;

4)Limited Partners who made additional capital contributions and who were original Limited Partners will be paid existing capital contributions of approximately $9,818,000 on October 20, 1998;

5)Limited Partners who did not make additional capital contributions will be paid one-third of existing capital contributions (one-third of $1,200,000) on October 20, 1998.

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

Allocation of Profits, Gains and Losses: Partnership income, gains and losses are generally allocated 98% to the Limited Partners, 1% to the General Partner, CRPTEX, and 1% to a special Limited Partner interest, which percentage was subsequently transferred to CRPTEX. Losses are not allocated to CRPTEX's General Partner capital balance or the special Limited Partner capital balance, if the allocation of loss creates a negative capital balance.

Notwithstanding the above allocations, gains from the sale or other disposition of the Partnership's property are allocated first to the General Partner to the extent distributions of sale or refinancing proceeds (as defined) are received; next, to partners with deficit balances in their capital accounts and, thereafter, to the partners in an amount equal to their pro rata share of the total capital balance.

Net (loss) income per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,196.39 in 1998 and 17,199.69 in 1997) and the net (loss) income allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

Net proceeds from the sale or refinancing of the Partnership's property will be distributed in cash to the Limited Partners who made additional capital contributions pursuant to the Partnership's Plan of Reorganization until distributions equal the additional capital contributions. Next, the Limited Partners who made additional capital contributions and who are original Limited Partners will receive distributions equal to their capital contributions. Next, the Limited Partners who did not make additional capital contributions will receive distributions equal to one-third of their existing capital contribution. Thereafter, 16% of the remaining proceeds shall be distributed to CRPTEX and 84% to the Limited Partners.

Notwithstanding the above, the Plan of Reorganization provides that, in connection with distributions resulting from the sale or refinancing of the Partnership's property, 1% of each such distribution that would otherwise be paid to the Limited Partners and 1% of each such distribution that would otherwise be paid to the special Limited Partner interest will be paid to CRPTEX.

In order to increase the Partnership's cash reserves to a level sufficient to meet anticipated liquidity requirements, CRPTEX has not authorized any distributions to the partners during the years ended December 31, 1998 and 1997.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of Pelham Place, L.P., a South Carolina limited partnership, as of December 31, 1998. Pelham Place, L.P. is the limited partnership which holds title to Lakewood at Pelham (formerly known as Pelham Place Apartments). Pelham Place, L.P. is wholly-owned by the Partnership. All interpartnership transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties: The investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value are recorded in either of the years ended December 31, 1998 or 1997.

Depreciation: Depreciation is determined using the straight-line method over the estimated useful lives of the investment and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years. Effective generally for property placed in service on or after May 13, 1993, the Revenue Reconciliation Act of 1993 increases the depreciation period from 31.5 to 39 years, although transition rules apply to property placed in service before 1994.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. In addition, the General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs of approximately $193,000 net of accumulated amortization of approximately $68,000 are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $28,000 and $23,000 for the years ended December 31, 1998 and 1997, respectively.

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

Restricted Escrows:

   Repair and Remediation Reserve: At the time of the refinancing of the Lakewood at Pelham mortgage note payable in 1995, $92,250 of the proceeds were designated for a repair and remediation reserve for certain deferred maintenance. At December 31, 1998, the balance remaining in the escrow was $92,250. Upon completion of the scheduled deferred maintenance, any excess funds will be returned for property operations.

   Replacement Reserve: In addition to the repair and remediation Reserve for Lakewood at Pelham, a replacement reserve account was also established at the time of refinancing. This reserve is to be used for capital replacements at the apartment complex. At December 31, 1998, the account balance was approximately $242,000, which includes interest earned on these funds.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (see "Note I" for required disclosures).

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows:


                     Principal    Monthly                         Principal

                     Balance At   Payment    Stated                Balance

                    December 31, Including  Interest Maturity      Due At

Property                1998      Interest    Rate     Date       Maturity

                        (in thousands)                         (in thousands)


Lakewood at Pelham

 1st mortgage          $5,669      $   43     8.1%   07/01/05      $5,151


The mortgage indebtedness carries a stated interest rate of 8.1% and is being amortized over 30 years with a balloon payment due July 1, 2005. The investment property may not be sold subject to the existing indebtedness. Additionally, the mortgage note requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1998, are as follows (in thousands):


    1999      $   63

    2000          68

    2001          74

    2002          81

    2003          87

 Thereafter    5,296

              $5,669


NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (loss) (in thousands, except per unit data):


                                                    1998        1997


Net (loss) income as reported                    $   (95)    $    11

Add (deduct):

  Depreciation and amortization                     (253)       (262)

  Other                                                1           2


Federal taxable loss                             $  (347)    $  (249)


Federal taxable loss per limited

  partnership unit                               $(19.97)    $(14.33)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit:


                                                    1998        1997

                                                     (in thousands)


Total partner's deficit - financial

  statement basis                                $(2,457)    $(2,362)

Current year tax basis net loss over

  financial statement net loss                      (252)       (260)

Prior year cumulative tax basis net loss over

  financial statement net loss                      (684)       (424)


Total partner's deficit - federal

  income tax basis                               $(3,393)    $(3,046)


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense and operating expense in the consolidated statements of operations. The following transactions with the General Partner and its affiliates were incurred during 1998 and 1997:


                                                    Years Ended December 31,

                                                       1998           1997

                                                          (in thousands)

Property management fees                              $74            $75

Reimbursement for services from affiliates (1)         56             36


(1) Included in "Reimbursements for services from affiliates" for both 1998 and 1997 is approximately $2,000 in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $75,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $56,000 and $36,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its property under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Initial Cost

                                               To Partnership

                                               (in thousands)

                                                                      Cost

                                                     Buildings    Capitalized

                                                    and Related  (Written Down)

                                                     Personal    Subsequent to

Description                  Encumbrances    Land    Property     Acquisition

                            (in thousands)                       (in thousands)

Lakewood at Pelham

 Greenville, South Carolina     $ 5,669     $   695   $ 6,730       $(1,478)




                         Gross Amount at Which Carried

                             At December 31, 1998

                                (in thousands)

                                    Buildings

                                       And

                                     Related

                                    Personal           Accumulated     Date of      Date    Depreciable

     Description              Land  Property   Total   Depreciation  Construction Acquired  Life-Years

                                                      (in thousands)


Lakewood at Pelham

 Greenville, South Carolina  $  499  $5,448   $5,947      $3,474         1980       01/85      3-25



Reconciliation of "Real Estate and Accumulated Depreciation":


                                          Years Ended December 31,

                                              1998         1997

                                               (in thousands)

Real Estate

Balance at beginning of year                $5,891        $5,776

 Property improvements                          56           115



Balance at end of year                      $5,947        $5,891


Accumulated Depreciation

Balance at beginning of year                $3,250        $3,040

 Additions charged to expense                  224           210

Balance at end of year                      $3,474        $3,250


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $8,615,000 and $8,559,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997 is approximately $7,115,000 and $6,638,000, respectively.

NOTE H - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE I - SEGMENT INFORMATION

Description of the Types of Products and Services from which the Reportable Segment Derives its Revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in the southeastern part of the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of Segment Profit or Loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


1998
                                         Residential     Other        Totals
Rental income                            $ 1,265      $    --      $ 1,265
Other income                                 117           14          131
Interest expense                             481           --          481
Depreciation                                 224           --          224
General and administrative expense            --           97           97
Segment loss                                 (12)         (83)         (95)
Total assets                               3,080          324        3,404
Capital expenditures for investment
 property                                     56           --           56

1997
                                         Residential     Other        Totals
Rental income                            $ 1,350      $    --      $ 1,350
Other income                                  94           16          110
Interest expense                             486           --          486
Depreciation                                 210           --          210
General and administrative expense            --           67           67
Segment profit (loss)                         62          (51)          11
Total assets                               3,142          405        3,547
Capital expenditures for investment
 property                                    115           --          115

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no directors or officers. The names of the director and executive officers of CRPTEX, Inc. (formerly Capital Realty Group Properties, Inc.), the Partnership's General Partner, their ages and the nature of all positions with CRPTEX, Inc. presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company ("AIMCO") with AIMCO being the surviving corporation.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No remuneration was paid to the General Partner nor any of its directors or officers during the year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners.

    No person or entity owns of record or is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership as of December 31, 1998.

(b) Security ownership of management.

    No officers or directors of CRPTEX, Inc., the General Partner of the Partnership, own any Limited Partnership Interests in the Partnership.

    No general partners or officers or directors of the General Partner of the Partnership possess the right to acquire a beneficial ownership of Interests of the Partnership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner received no cash distributions from operations as General or Limited Partner during or with respect to, the fiscal years ended December 31, 1998 or 1997. See "Item 10. Executive Compensation" and "Item 11. Security Ownership of Certain Beneficial Owners and Management" for a discussion of transactions with the General Partner.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense and operating expense in the consolidated statements of operations. The following transactions with the General Partner and its affiliates were incurred during 1998 and 1997:


                                                    Years Ended December 31,

                                                       1998           1997

                                                         (in thousands)

Property management fees                              $74            $75

Reimbursement for services from affiliates (1)         56             36


(1) Included in "Reimbursements for services from affiliates" for both 1998 and 1997 is approximately $2,000 in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $75,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $56,000 and $36,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its property under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 13. EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8-K filed during the fourth quarter of 1998:

    Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MCCOMBS REALTY PARTNERS


                           BY: CRPTEX, Inc.
                               General Partner


                           By: /s/ Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President


                           By: /s/ Timothy R. Garrick
                               Timothy R. Garrick
                               Vice President - Accounting


                           Date:  March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated below.


CRPTEX, Inc.


By:  /s/ Patrick J. Foye      Executive Vice President     Date: March 31, 1999
     Patrick J. Foye          and Director


By:  /s/ Timothy R. Garrick   Vice President - Accounting  Date: March 31, 1999
     Timothy R. Garrick       and Director



                                 EXHIBIT INDEX


Exhibit


2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; filed in Current Report on Form 8-K on October 16,1998.

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

(d) Agreement of Limited Partnership for Pelham Place, L.P. between Pelham Place, GP, a South Carolina limited partnership, is incorporated by reference to Exhibit 28A to the Registrant's Quarterly Report on Current Report on Form 10-QSB for the Quarter ended June 30, 1995.

  27   Financial Data Schedule