Form 10QSB
period 1999-03-31
MCCOMBS REALTY PARTNERS LTD
filed 1999-05-14
CIK 759198

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from          to

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)
                            MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

  Cash and cash equivalents                               $   332

  Receivables and deposits                                     55

  Restricted escrows                                          353

  Other assets                                                144

  Investment properties:

    Land                                       $   499

    Buildings and related personal property      5,457

                                                 5,956

    Less accumulated depreciation               (3,531)     2,425

                                                          $ 3,309
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                        $    20

  Tenant security deposit liabilities                          18

  Accrued property taxes                                       22

  Other liabilities                                            64

  Mortgage note payable                                     5,654

Partners' Deficit

  General partners                             $    --

  Limited partners (17,196.39 units

    issued and outstanding)                     (2,469)    (2,469)


                                                          $ 3,309


          See Accompanying Notes to Consolidated Financial Statements

b)
                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                  Three Months Ended

                                                      March 31,

                                                   1999        1998

Revenues:

Rental income                                    $   318     $   314

Other income                                          38          29

  Total revenues                                     356         343

Expenses:

Operating                                            145         144

General and administrative                            23          22

Depreciation                                          57          56

Interest                                             120         121

Property taxes                                        23          20

  Total expenses                                     368         363

Net loss                                         $   (12)    $   (20)

Net loss allocated to general partners (1%)      $    --     $    --

Net loss allocated to limited partners (99%)         (12)        (20)

                                                 $   (12)    $   (20)

Net loss per limited partnership unit            $  (.70)    $ (1.16)


          See Accompanying Notes to Consolidated Financial Statements

c)
                            MCCOMBS REALTY PARTNERS

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)





                                  Limited

                                Partnership   General    Limited

                                   Units      Partner   Partners      Total


Partners' deficit

  at December 31, 1998          17,196.39    $    --     $ (2,457)  $ (2,457)

Net loss for the three months

  ended March 31, 1999                 --         --          (12)       (12)

Partners' deficit

  at March 31, 1999             17,196.39    $    --     $ (2,469)  $ (2,469)


          See Accompanying Notes to Consolidated Financial Statements

d)
                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                       Three Months Ended

                                                            March 31,

                                                         1999       1998

Cash flows from operating activities:

  Net loss                                             $  (12)     $  (20)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

    Depreciation                                           57          56

    Amortization of loan costs                              5           5

    Change in accounts:

      Receivables and deposits                             60         (14)

      Other assets                                        (17)          3

      Accounts payable                                      7         (19)

      Tenant security deposit liabilities                  --          (3)

      Accrued property taxes                              (59)         20

      Other liabilities                                   (16)        (16)


         Net cash provided by operating activities         25          12


Cash flows from investing activities:

  Property improvements and replacements                   (9)        (17)

  Net deposits to restricted escrows                      (19)        (18)


         Net cash used in investing activities            (28)        (35)


Cash flows used in financing activities:

  Payments on mortgage note payable                       (15)        (14)


Net decrease in cash and cash equivalents                 (18)        (37)


Cash and cash equivalents at beginning of period          350         451


Cash and cash equivalents at end of period             $  332      $  414


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $  115      $  116


          See Accompanying Notes to Consolidated Financial Statements

e)
                            MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A- GOING CONCERN

Under the Plan of Reorganization (the "Plan"), McCombs Realty Partners, a California Limited Partnership, (the "Partnership") was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of March 31, 1999. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1998 for the Partnership.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Pelham Place, L.P., a South Carolina limited partnership. Pelham Place, L.P. is the limited partnership which holds title to Lakewood at Pelham (formerly known as Pelham Place Apartments). Pelham Place, L.P. is wholly-owned by the Partnership. All interpartnership transactions have been eliminated.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense and operating expense in the consolidated statements of operations. The following transactions with the General Partner and its affiliates were incurred during the three months ended March 31, 1999 and 1998:


                                                   1999       1998

                                                   (in thousands)



Property management fees                          $ 18        $ 18


Reimbursement for services from affiliates          14          12


During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 for each of the three months ended March 31, 1999 and 1998.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $14,000 and $12,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE E - SEGMENT INFORMATION

Description of the Types of Products and Services from which the Reportable Segment Derives its Revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in Greenville, South Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of Segment Profit or Loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.


Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Residential    Other     Totals
Rental income                        $   318     $    --    $   318
Other income                              35           3         38
Interest expense                         120          --        120
Depreciation                              57          --         57
General and administrative expense        --          23         23
Segment profit (loss)                      8         (20)       (12)
Total assets                           3,027         282      3,309
Capital expenditures for investment
  property                                 9          --          9

1998
                                     Residential    Other     Totals
Rental income                        $   314     $    --    $   314
Other income                              25           4         29
Interest expense                         121          --        121
Depreciation                              56          --         56
General and administrative expense        --          22         22
Segment loss                              (2)        (18)       (20)
Total assets                           3,123         372      3,495
Capital expenditures for investment
  property                                17          --         17


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1999 and 1998:


                                                      Average

                                                     Occupancy

Property                                          1999        1998


Lakewood at Pelham

  Greenville, South Carolina                       91%         89%


Results of Operations



The Partnership realized a net loss for the three months ended March 31, 1999 of approximately $12,000 as compared to a net loss of approximately $20,000 for the corresponding period in 1998. The decrease in net loss for 1999 was primarily due to an increase in total revenues partially offset by an increase in total expenses. Revenues increased due to an increase in rental income, as well as an increase in other income. Rental income increased as a result of increased occupancy at the property. Other income increased in 1999 primarily due to increases in tenant-related fees and corporate unit income. Total expenses increased slightly primarily due to an increase in property tax expense related to an increase in the tax rate for the property. Other expenses remained relatively constant over the two periods presented. Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $332,000 as compared to approximately $414,000 at March 31, 1998. The net decrease in cash and cash equivalents for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998 is approximately $18,000. The decrease in cash and cash equivalents is due to approximately $28,000 of cash used in investing activities and approximately $15,000 of cash used in financing activities partially offset by approximately $25,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership including satisfaction of remaining claims related to the Partnership's Plan of Reorganization, as described below, and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's investment property are detailed below.

Lakewood at Pelham

During the three months ended March 31, 1999, the Partnership expended approximately $9,000 for capital improvements at Lakewood at Pelham, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, exterior building improvements, major carpet and vinyl replacement, and landscaping, which are expected to cost approximately $210,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for 1999. However, the Partnership does not have sufficient assets to fulfill its obligations under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the three months ended March 31, 1999 or 1998, and none are expected in the future.

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

The Plan provides for the following claim priorities as of March 31, 1999:

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

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property, or as an alternative, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,654,000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 1999 or beyond.

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


Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.


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

          b)   Reports on Form 8-K:

               None filed during the three months ended March 31, 1999.





                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MCCOMBS REALTY PARTNERS


                              BY:  CRPTEX, Inc.
                                   General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration





                              Date: May 13, 1999