Form 10QSB
period 1999-06-30
MCCOMBS REALTY PARTNERS LTD
filed 1999-08-12
CIK 759198

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

                  For the quarterly period ended June 30, 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                            MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Cash and cash equivalents                                $   347

  Receivables and deposits                                      80

  Restricted escrows                                           370

  Other assets                                                 140

  Investment properties:

    Land                                         $   499

    Buildings and related personal property        5,480

                                                   5,979

    Less accumulated depreciation                 (3,590)    2,389

                                                           $ 3,326
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                         $    13

  Tenant security deposit liabilities                           18

  Accrued property taxes                                        43

  Other liabilities                                             69

  Mortgage note payable                                      5,638

Partners' Deficit

  General partners                               $    --

  Limited partners (17,196.39 units

    issued and outstanding)                       (2,455)   (2,455)

                                                           $ 3,326



          See Accompanying Notes to Consolidated Financial Statements

b)
                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended        Six Months Ended

                                      June 30,                 June 30,

                                  1999        1998         1999        1998

Revenues:

  Rental income                 $   351    $   307      $  669       $   621

  Other income                       23         44          61            73

     Total revenues                 374        351         730           694

Expenses:

  Operating                         138        154         283           298

  General and administrative         23         26          46            48

  Depreciation                       59         56         116           112

  Interest                          119        120         239           241

  Property taxes                     21         20          44            40

     Total expenses                 360        376         728           739

Net income (loss)               $    14    $   (25)    $     2       $   (45)

Net income allocated

  to general partners (1%)      $    --    $    --     $    --       $    --

Net income (loss) allocated

  to limited partners (99%)          14        (25)          2           (45)

                                $    14    $   (25)    $     2       $   (45)
Net income (loss) per

  limited partnership unit      $   .81    $ (1.45)    $   .12       $ (2.62)


          See Accompanying Notes to Consolidated Financial Statements

c)
                            MCCOMBS REALTY PARTNERS

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                 Limited

                               Partnership    General     Limited

                                  Units       Partner    Partners      Total


Partners' deficit

  at December 31, 1998         17,196.39    $    --      $ (2,457)   $ (2,457)


Net income for the six months

  ended June 30, 1999              --            --             2           2


Partners' deficit

  at June 30, 1999             17,196.39    $    --      $ (2,455)   $ (2,455)


          See Accompanying Notes to Consolidated Financial Statements

d)
                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Six Months Ended

                                                                  June 30,

                                                              1999       1998

Cash flows from operating activities:

  Net income (loss)                                         $    2     $  (45)

  Adjustments to reconcile net income (loss) to net cash

    provided by operating activities:

    Depreciation                                               116        112

    Amortization of loan costs                                  10         10

    Change in accounts:

      Receivables and deposits                                  35        (29)

      Other assets                                             (18)         3

      Accounts payable                                          --        (71)

      Tenant security deposit liabilities                       --         (5)

      Accrued property taxes                                   (38)        40

      Other liabilities                                        (11)        (9)

         Net cash provided by operating activities              96          6

Cash flows from investing activities:

  Property improvements and replacements                       (32)       (24)

  Net deposits to restricted escrows                           (36)       (37)

         Net cash used in investing activities                 (68)       (61)

Cash flows used in financing activities:

  Payments on mortgage note payable                            (31)       (28)

Net decrease in cash and cash equivalents                       (3)       (83)

Cash and cash equivalents at beginning of period               350        451

Cash and cash equivalents at end of period                  $  347     $  368

Supplemental disclosure of cash flow information:

  Cash paid for interest                                    $  229     $  232


          See Accompanying Notes to Consolidated Financial Statements


e)
                            MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

Under the Plan of Reorganization (the "Plan"; see "Note C" below) McCombs Realty Partners (the "Partnership"), a California Limited Partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of June 30, 1999. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1998 for the Partnership.

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

NOTE C - PLAN OF REORGANIZATION

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

The Plan provides for the following claim priorities as of June 30, 1999:

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

NOTE D - TRANSFER OF CONTROL

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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expense on the consolidated statements of operations. Reimbursements for services from affiliates are included in general and administrative expense and operating expense in the consolidated statements of operations. The following transactions with the General Partner and its affiliates were incurred during each of the six months ended June 30, 1999 and 1998:

                                                      1999        1998

                                                       (in thousands)

Property management fees                            $ 38          $ 36

Reimbursement for services from affiliates            20            27

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 and $36,000 for each of the six months ended June 30, 1999 and 1998, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $20,000 and $27,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these reimbursements for the six months ended June 30, 1998, is approximately $1,000 in construction oversight costs. No such costs were incurred during the six months ended June 30, 1999.

On July 22, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 7,738.38 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $.50 per unit. The offer is scheduled to expire on August 19, 1999. It is possible that AIMCO or its affiliate will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE F - SEGMENT INFORMATION

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential    Other      Totals

Rental income                            $   669      $    --      $   669
Other income                                  56            5           61
Interest expense                             239           --          239
Depreciation                                 116           --          116
General and administrative expense            --           46           46
Segment profit (loss)                         43          (41)           2
Total assets                               3,057          269        3,326
Capital expenditures for investment
property                                      32           --           32

1998
                                         Residential   Other       Totals

Rental income                            $   621      $    --      $   621
Other income                                  65            8           73
Interest expense                             241           --          241
Depreciation                                 112           --          112
General and administrative expense            --           48           48
Segment loss                                  (5)         (40)         (45)
Total assets                               3,075          354        3,429
Capital expenditures for investment
property                                      24           --           24

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 1999 and 1998:

                                                      Average

                                                     Occupancy

Property                                          1999        1998


Lakewood at Pelham
  Greenville, South Carolina                       95%         89%

The General Partner attributed the increase in occupancy at Lakewood at Pelham to a stronger marketing campaign and increased curb appeal.

Results of Operations

The Partnership realized a net income for the six months ended June 30, 1999, of approximately $2,000 as compared to a net loss of approximately $45,000 for the corresponding period in 1998. The Partnership reported net income for the three months ended June 30, 1999, of approximately $14,000 as compared to a net loss of approximately $25,000 for the corresponding period of 1998. The increase in net income for the three and six months ended June 30, 1999, was primarily due to an increase in total revenues, and to a lesser extent, a decrease in total expenses. Total revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. Rental income increased as a result of increased occupancy at the property as noted above. Other income decreased in 1999 primarily due to decreases in tenant-related fees, laundry income, and corporate unit income. Total expenses decreased primarily due to a decrease in operating expenses, partially offset by an increase in property tax expense. Operating expense decreased due to a decrease in maintenance expenses, mainly landscaping, and a decrease in insurance expense as a result of a change in insurance carriers. Property tax expense increased due to increased billing for the property as the result of an increased tax rate. Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $347,000 as compared to approximately $368,000 at June 30, 1998. The net decrease in cash and cash equivalents for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, is approximately $3,000. The decrease in cash and cash equivalents is due to approximately $68,000 of cash used in investing activities and approximately $31,000 of cash used in financing activities almost entirely offset by approximately $96,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership including satisfaction of remaining claims related to the Partnership's Plan of Reorganization, as described below, and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's investment property are detailed below.

Lakewood at Pelham

During the six months ended June 30, 1999, the Partnership expended approximately $32,000 for capital improvements at Lakewood at Pelham, consisting primarily of floor covering, structural improvements, and appliance replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the next few years. Capital improvements budgeted for 1999 include, but are not limited to, approximately $210,000 and which include certain of the required improvements and consist of exterior building improvements, major carpet and vinyl replacement, and landscaping.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for 1999. However, the Partnership does not have sufficient assets to fulfill its obligations under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the six months ended June 30, 1999 or 1998, and none are expected in the future.

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

The Plan provides for the following claim priorities as of June 30, 1999:

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

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property, or as an alternative, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,638,000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 1999 or beyond.

Tender Offer

On July 22, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 7,738.38 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $.50 per unit. The offer is scheduled to expire on August 19, 1999. It is possible that AIMCO or its affiliate will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the three months ended June 30, 1999.

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


                              Date: August 12, 1999