Form 10QSB
period 1999-09-30
MCCOMBS REALTY PARTNERS LTD
filed 1999-11-15
CIK 759198

FORM 10-QSB-_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-14570


                            MCCOMBS REALTY PARTNERS
       (Exact name of small business issuer as specified in its charter)

        California                                     33-0068732
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                            MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                         $    503
Receivables and deposits                                               100
Restricted escrows                                                     269
Other assets                                                           135
Investment property:
Land                                                    $    499
Buildings and related personal property                    5,500
                                                           5,999
Less accumulated depreciation                             (3,646)    2,353
                                                                  $  3,360
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                  $     13
Tenant security deposit liabilities                                     20
Accrued property taxes                                                  64
Other liabilities                                                       73
Mortgage note payable                                                5,622

Partners' Deficit
General partner                                         $     --
Limited partners (17,196.39 units
issued and outstanding)                                   (2,432)   (2,432)
                                                                  $  3,360

          See Accompanying Notes to Consolidated Financial Statements


b)

                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                      1999        1998       1999       1998
Revenues:
Rental income                       $  368     $   328     $1,037     $  949
Other income                            21          31         82        104
Total revenues                         389         359      1,119      1,053

Expenses:
Operating                              147         160        430        458
General and administrative              23          17         69         65
Depreciation                            56          56        172        168
Interest                               119         120        358        361
Property taxes                          21          20         65         60
Total expenses                         366         373      1,094      1,112

Net income (loss)                   $   23     $   (14)    $   25     $  (59)

Net income allocated
to general partner (1%)             $   --     $    --     $   --     $   --
Net income (loss) allocated
to limited partners (99%)               23         (14)        25        (59)
                                    $   23     $   (14)    $   25     $  (59)
Net income (loss) per limited
partnership unit                    $ 1.34     $  (.81)    $ 1.45     $(3.43)

          See Accompanying Notes to Consolidated Financial Statements


c)

                            MCCOMBS REALTY PARTNERS

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General     Limited
                                  Units      Partner     Partners      Total

Partners' deficit at
December 31, 1998               17,196.39    $    --    $ (2,457)   $  (2,457)

Net income for the nine months
ended September 30, 1999               --         --          25           25

Partners' deficit
   at September 30, 1999        17,196.39    $    --    $ (2,432)   $  (2,432)


          See Accompanying Notes to Consolidated Financial Statements


d)
                            MCCOMBS REALTY PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income (loss)                                          $   25      $  (59)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation                                                 172         168
 Amortization of loan costs                                    14          14
   Change in accounts:
 Receivables and deposits                                      15         (56)
 Other assets                                                 (17)          5
 Accounts payable                                              --         (71)
 Tenant security deposit liabilities                            2          (7)
 Accrued property taxes                                       (17)         60
 Other liabilities                                             (7)         (9)
 Net cash provided by operating activities                    187          45

Cash flows from investing activities:
Property improvements and replacements                        (52)        (40)
Net withdrawals from (deposits to) restricted escrows          65         (55)

 Net cash provided by (used in) investing
              activities                                       13         (95)

Cash flows used in financing activities:
Payments on mortgage note payable                             (47)        (43)

Net increase (decrease) in cash and cash equivalents          153         (93)

Cash and cash equivalents at beginning of period              350         451

Cash and cash equivalents at end of period                 $  503      $  358

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $  343      $  347

          See Accompanying Notes to Consolidated Financial Statements


e)
                            MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE A - GOING CONCERN

Under the Plan of Reorganization (the "Plan"; see "Note C" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of September 30, 1999. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 for the Partnership.

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

The Plan provides for the following claim priorities as of September 30, 1999:

1) First, all creditors, except Class 12 creditors ($23,100), will be satisfied;
2) Limited Partners, both original and substitute, who made additional capital contributions will be paid claims in the amount of the additional contributions of approximately $730,000 on October 20, 1998.
3) Class 12 creditors will be paid claims aggregating $23,100 on October 20, 1998;
4) Limited Partners who made additional capital contributions and who were original Limited Partners will be paid existing capital contributions of approximately $9,818,000 on October 20, 1998;
5) Limited Partners who did not make additional capital contributions will be paid one-third of existing capital contributions (one-third of $1,200,000) on October 20, 1998.

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

NOTE D - TRANSFER OF CONTROL


Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (including in operating expenses)     $ 57      $ 55

Reimbursement for services of affiliates (included in
operating and general and administrative expenses and
investment property)                                             31        41

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $57,000 and $55,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $31,000 and $41,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these reimbursements for the nine months ended September 30, 1998, is approximately $1,000 of construction oversight costs. No such costs were incurred during the nine months ended September 30, 1999.

On July 22, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 7,738.38 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $.50 per unit. The offer expired on August 19, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 704.00 units. As a result, AIMCO and its affiliates currently own 704.00 units of limited partnership interest in the Partnership representing approximately 4.09% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE F - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential segment consists of one apartment complex located in Greenville, South Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Segment information for the nine month periods ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other      Totals
                                               (in thousands)

Rental income                          $ 1,037       $  --     $ 1,037
Other income                                75           7          82
Interest expense                           358          --         358
Depreciation                               172          --         172
General and administrative expense          --          69          69
Segment profit (loss)                       87         (62)         25
Total assets                             3,103         257       3,360
Capital expenditures for investment
  properties                                52          --          52

                1998                 Residential     Other      Totals
                                                (in thousands)

Rental income                          $   949      $    --    $   949
Other income                                92           12        104
Interest expense                           361           --        361
Depreciation                               168           --        168
General and administrative expense          --           65         65
Segment loss                                (6)         (53)       (59)
Total assets                             3,077          341      3,418
Capital expenditures for investment
  properties                                40          --          40


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The average occupancy of Lakewood at Pelham Apartments for the nine month periods ended September 30, 1999 and 1998, was 96% and 90%, respectively. The General Partner attributed the increase in occupancy at Lakewood at Pelham to increased marketing and a stronger local economy.

Results of Operations

The Partnership realized net income for the nine months ended September 30, 1999, of approximately $25,000 as compared to a net loss of approximately $59,000 for the corresponding period in 1998. The Partnership reported net income for the three months ended September 30, 1999, of approximately $23,000 as compared to a net loss of approximately $14,000 for the corresponding period in 1998. The increase in net income for the three and nine months ended September 30, 1999, was primarily due to an increase in total revenues, and to a lesser extent, a decrease in total expenses. Total revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. Rental income increased as a result of the improved occupancy at the property, noted above, as well as a decrease in concessions. Other income decreased in 1999 primarily due to decreases in application fees, laundry income, and corporate unit income. Total expenses decreased primarily due to a decrease in operating expense. Operating expense decreased due to a decrease in maintenance expenses, mainly landscaping, and a decrease in insurance expense as a result of a change in insurance carriers late in 1998.

Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $503,000 as compared to approximately $358,000 at September 30, 1998. The net increase in cash and cash equivalents was approximately $153,000 from the year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $187,000 of cash provided by operating activities and approximately $13,000 of cash provided by investing activities partially offset by approximately $47,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender largely offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership including satisfaction of remaining claims related to the Partnership's Plan of Reorganization, as described below, and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned at the Partnership's investment property are detailed below.

Lakewood at Pelham

During the nine months ended September 30, 1999, the Partnership expended approximately $52,000 for capital improvements at Lakewood at Pelham, consisting primarily of floor covering, structural improvements, appliance replacements, and other improvements. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the next few years. Capital improvements budgeted for 1999 include, but are not limited to, approximately $210,000 and include certain of the required improvements and consist of exterior building improvements, carpet and vinyl replacement, appliance replacements and landscaping.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for 1999. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the nine months ended September 30, 1999 or 1998, and none are expected in the future.

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

The Plan provides for the following claim priorities as of September 30, 1999:

1) First, all creditors, except Class 12 creditors ($23,100), will be satisfied;
2) Limited Partners, both original and substitute, who made additional capital contributions will be paid claims in the amount of the additional contributions of approximately $730,000 on October 20, 1998:
3) Class 12 creditors will be paid claims aggregating $23,100 on October 20, 1998;
4) Limited Partners who made additional capital contributions and who were original Limited Partners will be paid existing capital contributions of approximately $9,818,000 on October 20, 1998;
5) Limited Partners who did not make additional capital contributions will be paid one-third of existing capital contributions (one-third of $1,200,000) on October 20, 1998.

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

In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property, or as an alternative, the Partnership could attempt to obtain authorization from the Court and the Limited Partners to extend the settlement date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,622,000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations for the remainder of 1999 or beyond.

Tender Offer

On July 22, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 7,738.38 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $.50 per unit. The offer expired on August 19, 1999. Pursuant to the offer, AIMCO Properties, L.P. and its affiliates acquired 704.00 units of limited partnership interest in the Partnership representing approximately 4.09% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MCCOMBS REALTY PARTNERS


                                 By:     CRPTEX, INC.
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 15, 1999