Form 10KSB
period 1999-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2000-03-30
CIK 759198

March 30, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   McCombs Realty Partners
      Form 10-KSB
      File No. 0-14570

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _________to _________

                         Commission file number 0-14570

                              MCCOMBS REALTY PARTNERS
                   (Name of small business issuer in its charter)

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,501,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

McCombs Realty Partners ("Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 22, 1984. The Partnership's general partner is CRPTEX, Inc., a Texas Corporation (the "General Partner" and formerly known as Capital Realty Group Property, Inc.). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2030, unless terminated prior to such date.

The Partnership sold 22,036 units of Limited Partnership Interest ("Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from limited partners. In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution. The Partnership is engaged in the business of operating and holding real estate property for investment. All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) (formerly known as Pelham Place) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 1999, the Partnership's sole investment property was Lakewood at Pelham. See "Item 2. Description of Property" for a further description of the Partnership's investment property.

The original general partners of the Partnership were McCombs Corp., a California corporation and EP Partners V, a California General Partnership (the "Original General Partners"). Upon final confirmation of the Plan of Reorganization (effective January 25, 1989), CRPTEX, Inc. (then called A.B. Capital Property, Inc.) became the new General Partner of the Partnership retroactively effective to January 1, 1988.

The Registrant has no employees. Property management and administrative services are provided by the General Partner and affiliates.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

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

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                   Date of
Property                           Purchase      Type of Ownership        Use

Lakewood at Pelham                   01/85   Fee ownership subject to  Apartment
  Greenville, South Carolina                 first mortgage (1)        271 units

(1) The property is held by a limited partnership in which the Partnership owns a 100% interest.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Lakewood at Pelham
  Greenville, South

  Carolina                $ 6,199      $ 3,723       3-25      S/L       $1,501

See "Note B" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity       Due At
Property                    1999         Rate     Amortized    Date      Maturity (2)
                       (in thousands)                                   (in thousands)

Lakewood at Pelham

  1st mortgage            $ 5,606        8.1%        (1)     07/01/05      $ 5,151

(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

(2) See "Item 7. Financial Statements, Note D" for information with respect to the Partnership's ability to repay this loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for the property were as follows:

                                    Average Annual               Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
 Property                         1999            1998          1999        1998

 Lakewood at Pelham             $5,634          $5,750          96%          90%

The General Partner attributes the increase in occupancy at Lakewood at Pelham to increased marketing efforts and a stronger local economy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for the property were as follows:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Lakewood at Pelham                        $82            1.48%

Capital Improvements:

Lakewood at Pelham

During 1999, the Partnership expended approximately $227,000 for capital improvements at Lakewood at Pelham, consisting primarily of structural improvements, carpet and vinyl replacement, major landscaping, exterior building painting, and tennis court improvements. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $81,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2000. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the twelve months ended December 31, 1999 or 1998, and none are expected in the future.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 1999, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 1999, the number of holders of record of the 17,196.39 Limited Partnership Units ("Units") was 1,217. Affiliates of the General Partner owned 744 units or 4.33% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were made in 1999 or 1998, nor are any expected in the future, as certain priority claims will be required to be satisfied per the Partnership's Plan of Reorganization. See further discussion in "Item 6. Management's Discussion and Analysis or Plan of Operation" below.

Several tender offers were made by various parties, including affiliates of the General Partner, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 744 units of limited partnership interest in the Partnership representing 4.33% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1999, was approximately $54,000 compared to a net loss of approximately $95,000 for the year ending December 31, 1998. The increase in net income for 1999 was due to an increase in total revenues a decrease in total expenses and the cumulative effect on prior years of a change in accounting for the cost of exterior painting and major landscaping (see discussion below). Total revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. Rental income increased as a result of the improved occupancy at the property, which more than offset the decrease in the average rental rates, as well as a decrease in concessions. Other income decreased primarily due to decreases in corporate unit income and tenant charges. Total expenses decreased primarily due to decreases in operating and general and administrative expenses. Operating expense decreased primarily due to a decrease during 1999 in maintenance expenses due to the completion of repair and maintenance projects during 1998. General and administrative expenses decreased primarily due to reduced reimbursements to the General Partner. Included in general and administrative expenses for the years ended December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income before the change by approximately $48,000 ($2.73 per limited partnership unit). The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The pro forma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $593,000 compared to approximately $350,000 at December 31, 1998. Cash and cash equivalents increased approximately $243,000 from the Partnership's year ended December 31, 1998. The increase is due to approximately $332,000 of cash provided by operating activities which was partially offset by approximately $26,000 of cash used in investing activities and approximately $63,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $81,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2000. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the twelve months ended December 31, 1999 or 1998, and none are expected in the future.

On March 9, 1987, the original general partners of the Partnership, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District of California
("Court"). The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course until the Court confirmed the Partnership's Plan effective October 25, 1988. The Plan was approved by all required classes of creditors.

The Plan required that the Partnership make the following payments on October 20, 1998:

          1) First, all existing creditors, except prebankruptcy Class 12 creditors ($23,100), would be satisfied;

          2) Limited Partners, both original and substitute, who made additional capital contributions under the plan would receive a repayment of the additional contributions totaling approximately $730,000;

          3)   Class 12 creditors would be paid claims aggregating $23,100;

          4) Limited Partners who made additional capital contributions and were original Limited Partners would receive a repayment of their original capital contributions totaling approximately $9,818,000;

          5)   Limited   Partners   who  did   not   make   additional   capital
               contributions would receive a repayment of one-third of their original capital contributions (i.e., one-third of $1,200,000).

All other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property.

Additionally, the Plan required CRPTEX, Inc. to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as-needed basis. The Partnership received the $14,500 capital contribution but has not required the additional $117,500.

To attempt to satisfy its remaining obligations under the Plan, the Partnership would be required to sell the investment property. As an alternative, the Partnership could seek authorization from the Limited Partners to extend the payment date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,606,000 at December 31, 1999, matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 2000 or beyond.

Tender Offers

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 744 units of limited partnership interest in the Partnership representing 4.33% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. To date, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of KPMG LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                    Report of KPMG LLP, Independent Auditors

The Partners
McCombs Realty Partners:


We have audited the accompanying consolidated balance sheet of McCombs Realty Partners (a California limited partnership) as of December 31, 1999, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McCombs Realty Partners as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

As discussed in Note I to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                                     /s/KPMG LLP

Greenville, South Carolina
February 11, 2000

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                 $  593
   Receivables and deposits                                                     114
   Restricted escrows                                                           221
   Other assets                                                                 120
   Investment property (Notes D and G):
      Land                                                    $   499
      Buildings and related personal property                   5,700
                                                                6,199

      Less accumulated depreciation                            (3,723)        2,476
                                                                            $ 3,524

Liabilities and Partners' Capital (Deficit)

Liabilities

      Accounts payable                                                       $  147
      Tenant security deposit liabilities                                        19
      Accrued property taxes                                                     82
      Other liabilities                                                          73
      Mortgage note payable (Note D)                                          5,606

Partners' Capital (Deficit)

   General Partner                                              $ 1
   Limited partners (17,196.39 units issued and
      outstanding)                                             (2,404)       (2,403)
                                                                            $ 3,524

           See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $ 1,390      $ 1,265
   Other income                                                  111          131
      Total revenues                                           1,501        1,396

Expenses:
   Operating                                                     580          609
   General and administrative                                     85           97
   Depreciation                                                  249          224
   Interest                                                      475          481
   Property taxes                                                 83           80
      Total expenses                                           1,472        1,491

Income (loss) before cumulative effect of a change in
   accounting principle                                           29          (95)

Cumulative effect on prior years of a change in
   accounting for the costs of exterior painting and
   major landscaping (Note I)                                     25           --

Net income (loss) (Note E)                                    $   54        $ (95)

Net income (loss) allocated to general partner (1%)           $    1        $  (1)
Net income (loss) allocated to limited partners (99%)             53          (94)
                                                              $   54        $ (95)

Net income (loss) per limited partnership unit:
   Income (loss) before cumulative effect of a change in
      accounting principle                                   $  1.64       $ (5.47)
   Cumulative effect on prior years of a change in
      accounting for the costs of exterior painting and
      major landscaping                                         1.44           --

Net income (loss)                                            $  3.08      $ (5.47)

Proforma   amounts   assuming   the  new
 accounting   principle   was  applied
 retroactively:

      Net income (loss)                                      $   29       $  (109)
      Net income (loss) per limited partnership unit         $ 1.69       $ (6.28)

           See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' capital (deficit) at
  December 31, 1997                     17,199.69       $  1      $(2,363)   $(2,362)

Units abandoned                             (3.30)        --           --         --

Net loss for the year ended
  December 31, 1998                            --          (1)        (94)       (95)

Partners' deficit at

  December 31, 1998                     17,196.39          --      (2,457)    (2,457)

Net income for the year ended
  December 31, 1999                            --           1          53         54

Partners' capital (deficit) at
  December 31, 1999                     17,196.39       $   1     $(2,404)   $(2,403)

           See Accompanying Notes to Consolidated Financial Statements




                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)



                                                              Years Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:

  Net income (loss)                                               $  54       $  (95)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                   249          224
     Amortization of loan costs                                      19           19
     Cumulative effect on prior years of change in
       accounting principle                                         (25)          --
     Change in accounts:
       Receivables and deposits                                       1          (73)
       Other assets                                                  (7)           1
       Accounts payable                                              46          (65)
       Tenant security deposit liabilities                            1           (8)
       Accrued property taxes                                         1           81
       Other liabilities                                             (7)           2

          Net cash provided by operating activities                 332           86

Cash flows from investing activities:

  Property improvements and replacements                           (139)         (56)
  Net receipts from (deposits to) restricted escrows                113          (73)

          Net cash used in investing activities                     (26)        (129)

Cash flows used in financing activities:

  Payments on mortgage note payable                                 (63)         (58)

Net increase (decrease) in cash and cash equivalents                243         (101)

Cash and cash equivalents at beginning of year                      350          451

Cash and cash equivalents at end of year                         $  593       $  350

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  457       $  462

Supplemental disclosure of non-cash transaction:

  Property improvements and replacements in accounts              $  88       $   --
   payable

           See Accompanying Notes to Consolidated Financial Statements




                             MCCOMBS REALTY PARTNERS

                     Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Going Concern

Under the Plan of Reorganization (the "Plan"; see "Note B" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of December 31, 1999. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course of business while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B - Organization and Significant Accounting Policies

Organization

The Partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 22, 1984. The Partnership's general partner is CRPTEX, Inc., a Texas Corporation (formerly known as Capital Realty Group Property, Inc.). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2030, unless terminated prior to such date.

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from limited partners. In addition, per the Plan of Reorganization (see below), the General Partner made a $14,500 capital contribution. There were 17,196.39 Limited Partnership units outstanding at December 31 1999 and 1998.

Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1998, the General Partner became a subsidiary of AIMCO (see "Note C - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO.

Plan of Reorganization

On March 9, 1987, the original general partners of the Partnership, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District of California
("Court"). The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course until the Court confirmed the Partnership's Plan effective October 25, 1988. The Plan was approved by all required classes of creditors.

The Plan required that the Partnership make the following payments on October 20, 1998:

          1) First, all existing creditors, except prebankruptcy Class 12 creditors ($23,100), would be satisfied;

          2) Limited Partners, both original and substitute, who made additional capital contributions under the plan would receive a repayment of the additional contributions totaling approximately $730,000;

          3)   Class 12 creditors would be paid claims aggregating $23,100;

          4) Limited Partners who made additional capital contributions and were original Limited Partners would receive a repayment of their original capital contributions totaling approximately $9,818,000;

          5)   Limited   Partners   who  did   not   make   additional   capital
               contributions would receive a repayment of one-third of their original capital contributions (i.e., one-third of $1,200,000).

All other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property.

Additionally, the Plan required CRPTEX, Inc. to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as-needed basis. The Partnership received the $14,500 capital contribution but has not required the additional $117,500.

Allocation of Profits, Gains and Losses

Partnership income, gains, and losses are generally allocated 98% to the Limited Partners, 1% to the General Partner, and 1% to a special Limited Partner interest, which percentage was subsequently transferred to CRPTEX. Losses are not allocated to CRPTEX's General Partner capital balance or the special Limited Partner capital balance, if the allocation of loss creates a negative capital balance.

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

Net income (loss) per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,196.39 in 1999 and 1998) and the net income
(loss) allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

Allocation of Cash Distributions

Prior to the effective date of the Partnership's Plan of Reorganization (October 25, 1988), cash available for distribution (as defined in the Partnership Agreement) was distributed 90% to the Limited Partners and 1% to the General Partner for their interest in profits and losses and 9% to the General Partner as a partnership management fee, which was considered an expense of the
Partnership. The General Partner was not to receive the 9% Partnership management fee during any year in which the Limited Partners did not receive cash distributions equal to 4% per annum on their adjusted capital contributions. Adjusted capital contributions are defined as original capital contributed, less distributions constituting a return of unused capital or cash proceeds from the sale or refinancing of Partnership properties. In accordance with the Plan of Reorganization, CRPTEX waived the subordinated Partnership management fee in return for the ability to receive real estate commissions that are not subordinated to the cumulative return (as defined in the Partnership Agreement). During the continuing operations of the Partnership, if all transfers contemplated by the Plan of Reorganization are made and there exists cash available for distribution, as defined in the Partnership Agreement, CRPTEX shall receive 1% of same as a Partnership administration fee.

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

In order to increase the Partnership's cash reserves to a level sufficient to meet anticipated liquidity requirements, CRPTEX has not authorized any distributions to the partners during the years ended December 31, 1999 and 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include the accounts of Pelham Place, L.P., a South Carolina limited partnership. Pelham Place, L.P. is the limited partnership which holds title to Lakewood at Pelham (formerly known as Pelham Place Apartments). Pelham Place, L.P. is wholly-owned by the Partnership. All interpartnership transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties

The investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Effective generally for property placed in service on or after May 13, 1993, the Revenue Reconciliation Act of 1993 increases the depreciation period from 31.5 to 39 years, although transition rules apply to property placed in service before 1994.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note I).

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Loan Costs

Loan  costs  of  approximately  $193,000,   less  accumulated   amortization  of
approximately $87,000, are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $21,000 and $28,000 for the years ended December 31, 1999 and 1998, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Restricted Escrows

      Repair and Remediation Reserve: At the time of the refinancing of the Lakewood at Pelham mortgage note payable in 1995, $92,250 of the proceeds were designated for a repair and remediation reserve for certain deferred maintenance. At December 31, 1999, the balance remaining in the escrow was approximately $21,000. Upon completion of the scheduled deferred maintenance, any excess funds will be returned for property operations.

      Replacement Reserve: In addition to the repair and remediation reserve for Lakewood at Pelham, a replacement reserve account was also established at the time of refinancing. This reserve is to be used for capital replacements at the apartment complex. At December 31, 1999, the account balance was approximately $200,000, which includes interest earned on these funds.

Note C - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Property Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note D - Mortgage Note Payable

The principle terms of mortgage note payable is as follows:


                        Principal     Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest  Maturity       Due At
Property                  1999        Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)

Lakewood at Pelham
  1st mortgage           $ 5,606        $ 43        8.1%    07/01/05      $ 5,151

The mortgage indebtedness carries a stated interest rate of 8.1% and is being amortized over 30 years with a balloon payment due July 1, 2005. The investment property may not be sold subject to the existing indebtedness. Additionally, the mortgage note requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000             $    68
                               2001                  74
                               2002                  81
                               2003                  87
                               2004                  95
                            Thereafter            5,201
                                                $ 5,606

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                              1999         1998

Net income (loss) as reported               $    54       $ (95)
Add (deduct)
  Depreciation and amortization                  15         (253)
  Other                                          (1)           1

Federal taxable income (loss)               $    68       $ (347)

Federal taxable income (loss) per
 limited partnership unit                   $  3.91      $(19.97)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit:

                                                       1999         1998
                                                         (in thousands)
Total partner's deficit - financial
  statement basis                                     $(2,403)    $(2,457)
Current year tax basis net income (loss)
  over financial statement net income (loss)               14        (252)
Prior year cumulative tax basis net loss
  over financial statement net income (loss)             (936)       (684)

Total partner's deficit - federal
  income tax basis                                    $(3,325)    $(3,393)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the years ended December 31, 1999 and 1998 (in thousands):

                                                          1999      1998
Property management fees (included in operating
  expenses)                                               $ 76      $ 74
Reimbursement for services from affiliates
  (included in operating expenses, general and
  administrative expenses and investment properties)        46        56

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $76,000 and $74,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $46,000 and $56,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 744 units of limited partnership interest in the Partnership representing 4.33% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                          Buildings
                                                         and Related        Cost
                                                                        Written Down
                                                           Personal     Subsequent to
Description                Encumbrances       Land         Property      Acquisition
                          (in thousands)                               (in thousands)

Lakewood at Pelham           $ 5,606          $ 695        $ 6,730         $(1,226)


             Gross Amount At Which Carried
                 At December 31, 1999
                    (in thousands)


                       Buildings
                      And Related

                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired   Life-Years
                                           (in thousands)

Lakewood at
  Pelham      $ 499     $ 5,700   $ 6,199     $ 3,723        1980       01/85       3-25


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)
Real Estate

Balance at beginning of year                    $ 5,947       $ 5,891
    Property improvements                           227            56
    Cumulative effect on prior years
      of change in accounting principle              25            --
Balance at end of year                          $ 6,199       $ 5,947

Accumulated Depreciation

Balance at beginning of year                    $ 3,474       $ 3,250
    Additions charged to expense                    249           224
Balance at end of year                          $ 3,723       $ 3,474

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $8,842,000 and $8,615,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $7,341,000 and $7,115,000, respectively.

Note H - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex located in Greenville, SC. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals

Rental income                             $ 1,390       $ --      $ 1,390
Other income                                  101           10        111
Interest expense                              475           --        475
Depreciation                                  249           --        249
General and administrative expense             --           85         85
Cumulative effort on prior years of
  change in accounting principle               25           --         25
Segment income (loss)                         129          (75)        54
Total assets                                3,278          246      3,524
Capital expenditures for investment
  property                                    227           --        227

                 1998                   Residential     Other      Totals

Rental income                             $ 1,265       $ --      $ 1,265
Other income                                  117           14        131
Interest expense                              481           --        481
Depreciation                                  224           --        224
General and administrative expense             --           97         97
Segment loss                                  (12)         (83)       (95)
Total assets                                3,080          324      3,404
Capital expenditures for investment
  property                                     56           --         56

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income before the change by approximately $48,000 ($2.73 per limited partnership unit). The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The pro forma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                                  Increase/(decrease) in      Per limited
                                        Net income         partnership unit

         First Quarter                    $(2,000)              $(0.12)
         Second Quarter                    (2,000)               (0.12)
         Third Quarter                     (2,000)               (0.11)
         Fourth Quarter                    54,000                 3.08


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9.     Directors, Executive Officers,   Promoters   and  Control   Persons;
            Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The names of the director and executive officers of CRPTEX, Inc. (the "General Partner" and formerly Capital Realty Group Properties, Inc.), their ages and the nature of all positions with CRPTEX, Inc. presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor any of its directors or officers during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage
AIMCO Properties L.P.
  (an affiliate of AIMCO)                     744               4.33%

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No officers or directors or CRPTEX, Inc., own any Limited Partnership Units in the Partnership.

No general partners or officers or directors of the General Partner of the Partnership possess the right to acquire a beneficial ownership of interests of the Partnership.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the years ended December 31, 1999 and 1998 (in thousands):

                                                         1999       1998

Property management fees                                 $ 76       $ 74

Reimbursement for services from affiliates                 46         56

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$76,000  and  $74,000  for  the  years  ended   December   31,  1999  and  1998,
respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $46,000 and $56,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 744 units of limited partnership interest in the Partnership representing 4.33% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, Inc.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date: March 30, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 30, 2000
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 30, 2000
Martha L. Long          and Controller


                                  EXHIBIT INDEX

Exhibit

               2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; filed in Current Report on Form 8-K on October 16, 1998.

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

  (d) Agreement of Limited Partnership for Pelham Place, L.P., between Pelham Place, GP, a South Carolina limited partnership, is incorporated by reference to Exhibit 28A to the Registrant's Quarterly Report on Current Report on Form 10-QSB for the Quarter ended June 30, 1995.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27                Financial Data Schedule.

                                                                      Exhibit 18

February 11, 2000


Mr. Patrick J. Foye
Executive Vice President
CRPTEX, Inc.
General Partner of McCombs Realty Partners
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Consolidated Financial Statements of McCombs Realty Partners included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                                     /s/KPMG LLP