Form 10QSB
period 2000-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2000-05-10
CIK 759198

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                         $    436
   Receivables and deposits                                                28
   Restricted escrows                                                     238
   Other assets                                                           125
   Investment property:
       Land                                               $    499
       Buildings and related personal property               5,740
                                                             6,239
       Less accumulated depreciation                        (3,795)     2,444
                                                                     $  3,271

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                  $      8
   Tenant security deposit liabilities                                     20
   Accrued property taxes                                                  21
   Other liabilities                                                       64
   Mortgage note payable                                                5,588

Partners' Capital (Deficit)
   General partner                                        $      1
   Limited partners (17,196.39 units
      issued and outstanding)                               (2,431)    (2,430)
                                                                      $  3,271

            See Accompanying Notes to Consolidated Financial Statements

b)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)




                                                               Three Months Ended
                                                                    March 31,
                                                               2000          1999
Revenues:                                                                 (Restated)
   Rental income                                             $  366        $   318
   Other income                                                  19             38
       Total revenues                                           385            356

Expenses:
   Operating                                                    148            145
   General and administrative                                    53             23
   Depreciation                                                  72             59
   Interest                                                     117            120
   Property taxes                                                22             23
       Total expenses                                           412            370

Loss before cumulative effect of a change in
   accounting principle                                         (27)           (14)
Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping                                             --             25

Net (loss) income                                            $  (27)       $    11

Net (loss) income allocated to general partner (1%)          $   --        $    --
Net (loss) income allocated to limited partners (99%)           (27)            11
                                                             $  (27)       $    11
Per limited partnership unit:
   Loss before cumulative effect of a change in
      accounting principle                                   $(1.57)       $  (.80)
   Cumulative effect on prior years of a change in
      accounting principle                                       --           1.44

                                                             $(1.57)       $   .64

            See Accompanying Notes to Consolidated Financial Statements



c)

                             MCCOMBS REALTY PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' capital (deficit) at
   December 31, 1999                17,196.39    $     1     $ (2,404)   $  (2,403)

Net loss for the three months
   ended March 31, 2000                    --         --          (27)         (27)

Partners' capital (deficit)
   at March 31, 2000                17,196.39      $ 1       $ (2,431)    $ (2,430)



            See Accompanying Notes to Consolidated Financial Statements

d)
                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net (loss) income                                              $ (27)        $ 11
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation                                                    72          59
     Amortization of loan costs                                       5           5
     Cumulative effect on prior years of a change in
       accounting principle                                          --         (25)
     Change in accounts:
       Receivables and deposits                                      86          60
       Other assets                                                 (10)        (17)
       Accounts payable                                             (51)          7
       Tenant security deposit liabilities                            1          --
       Accrued property taxes                                       (61)        (59)
       Other liabilities                                             (9)        (16)
         Net cash provided by operating activities                    6          25

Cash flows from investing activities:

  Property improvements and replacements                           (128)         (9)
  Net deposits to restricted escrows                                (17)        (19)

         Net cash used in investing activities                     (145)        (28)

Cash flows used in financing activities:

  Payments on mortgage note payable                                 (18)        (15)

Net decrease in cash and cash equivalents                         (157)         (18)

Cash and cash equivalents at beginning of period                    593         350

Cash and cash equivalents at end of period                       $ 436        $ 332

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 112        $ 115

At March 31, 2000, property improvements and replacements and accounts payable were both adjusted by approximately $88,000.

            See Accompanying Notes to Consolidated Financial Statements

e)
                             MCCOMBS REALTY PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

Under the Plan of Reorganization (the "Plan"; see "Note C" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of March 31, 2000. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 for the Partnership.

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

Change in Accounting Principle:

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased net income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $2,000 ($.12 per limited partnership unit). The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting  principle  change  will  not  have an  effect  on cash  flow,  funds
available  for   distribution  or  fees  payable  to  the  General  Partner  and affiliates.

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

The Plan provides for the following claim priorities as of March 31, 2000:

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

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 20      $ 18

 Reimbursement for services of affiliates (included in
    general and administrative expenses)                            10        14

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $20,000 and $18,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $10,000 and $14,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 744 limited partnership units in the Partnership representing 4.33% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Segment information for the three month periods ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                  Residential     Other      Totals
                                                 (in thousands)

Rental income                             $ 366        $  --       $ 366
Other income                                  19          --          19
Interest expense                             117          --         117
Depreciation                                  72          --          72
General and administrative expense            --          53          53
Segment profit (loss)                         26         (53)        (27)
Total assets                               3,037         234       3,271
Capital expenditures for investment
  property                                    40          --          40

                1999

                                      Residential    Other       Totals
Rental income                           $   318       $    --     $   318
Other income                                 35             3          38
Interest expense                            120            --         120
Depreciation                                 59            --          59
General and administrative expense           --            23          23
Cumulative effect on prior years of
  change in accounting principle             25            --          25
Segment profit (loss)                        31           (20)         11
Total assets                              3,050           282       3,332
Capital expenditures for investment
  property                                    9            --           9

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

The Partnership's investment property consists of one apartment complex. The average occupancy of Lakewood at Pelham Apartments for the three month periods ended March 31, 2000 and 1999, was 98% and 91%, respectively. The General Partner attributes the increase in occupancy at Lakewood at Pelham to increased marketing efforts and property improvements made which improved the property's curb appeal.

Results of Operations

The Partnership reported a net loss for the three months ended March 31, 2000, of approximately $27,000 as compared to net income of approximately $11,000 for the corresponding period in 1999. The net loss for the three months ended March 31, 2000, was primarily due to the cumulative effect on prior years of a change in accounting principle recognized in 1999 and an increase in total expenses, which was partially offset by an increase in total revenues. Total expenses increased primarily due to increases in general and administrative expenses and depreciation expense. Depreciation expense increased due to an increase in depreciable assets due to property improvements and replacements completed in the past twelve months. General and administrative expenses increased primarily due to an increase in professional expenses necessary to operate the partnership. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. Rental income increased as a result of the improved occupancy at the property, an increase in the average rental rate, as well as a decrease in concessions. Other income decreased primarily due to decreases in corporate unit income, tenant charges and interest income. Interest income decreased due to lower cash balances in interest bearing accounts.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased net income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $2,000 ($.12 per limited partnership unit). The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting  principle  change  will  not  have an  effect  on cash  flow,  funds
available  for   distribution  or  fees  payable  to  the  General  Partner  and affiliates.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $436,000 as compared to approximately $332,000 at March 31, 1999. The net decrease in cash and cash equivalents was approximately $157,000 from the year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $145,000 of cash used in investing activities and approximately $18,000 of cash used in financing activities partially offset by approximately $6,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, of net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

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

Approximately $88,000 has been budgeted for capital improvements at Lakewood at Pelham for the year 2000, consisting primarily of carpet and vinyl replacement, lighting upgrades, structural improvements, and appliance replacements. During the three months ended March 31, 2000, the Partnership expended approximately $40,000 of budgeted capital improvements at Lakewood at Pelham, consisting primarily of carpet and vinyl replacement and installing and painting handrails. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2000. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the three months ended March 31, 2000 or 1999, and none are expected in the future.

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

To attempt to satisfy its remaining obligations under the Plan, the Partnership would be required to sell the investment property. As an alternative, the Partnership could seek authorization from the Limited Partners to extend the payment date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,588,000 at March 31, 2000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 2000 or beyond.


                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                Date: May 8, 2000