Form 10QSB
period 2000-06-30
MCCOMBS REALTY PARTNERS LTD
filed 2000-08-10
CIK 759198

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets
   Cash and cash equivalents                                                 $  483
   Receivables and deposits                                                      33
   Restricted escrows                                                           238
   Other assets                                                                 117
   Investment property:
       Land                                                   $  499
       Buildings and related personal property                 5,764
                                                               6,263
       Less accumulated depreciation                          (3,868)         2,395
                                                                            $ 3,266

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   46
   Tenant security deposit liabilities                                           20
   Accrued property taxes                                                        43
   Other liabilities                                                             89
   Mortgage note payable                                                      5,572

Partners' Deficit

   General partner                                             $  --
   Limited partners (17,196.39 units
      issued and outstanding)                                 (2,504)        (2,504)
                                                                            $ 3,266

            See Accompanying Notes to Consolidated Financial Statements

b)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2000         1999         2000        1999
Revenues:                                          (Restated)               (Restated)
  Rental income                         $  370        $ 351        $ 736        $ 669
  Other income                              33           23           52           61
       Total revenues                      403          374          788          730

Expenses:
  Operating                                190          138          338          283
  General and administrative                76           23          129           46
  Depreciation                              73           64          145          123
  Interest                                 117          119          234          239
  Property taxes                            21           21           43           44
       Total expenses                      477          365          889          735

(Loss) income before cumulative
  effect of a change in accounting
  principle                                (74)           9         (101)          (5)
Cumulative effect on prior years
  of a change in accounting
  principle for the cost of
  exterior painting and
  landscaping                               --           --           --           25
Net (loss) income                       $  (74)         $ 9       $ (101)        $ 20

Net (loss) income allocated to
  general partner (1%)                   $ (1)        $  --         $ (1)       $  --
Net (loss) income allocated to
  limited partners (99%)                   (73)           9         (100)          20
                                        $  (74)         $ 9       $ (101)        $ 20
Per limited partnership unit:
  (Loss) income before cumulative
   effect of a change in
   accounting principle                $ (4.25)      $ 0.52      $ (5.82)     $ (0.28)
  Cumulative effect on prior years
   of a change in accounting
   principle for the cost of
   exterior painting and
   landscaping                              --           --           --         1.44
                                       $ (4.25)      $ 0.52      $ (5.82)      $ 1.16

            See Accompanying Notes to Consolidated Financial Statements

c)

                             MCCOMBS REALTY PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Partners' capital (deficit) at
   December 31, 1999                17,196.39      $   1      $(2,404)     $(2,403)

Net loss for the six months
   ended June 30, 2000                     --         (1)        (100)        (101)

Partners' deficit at
   June 30, 2000                    17,196.39      $  --      $(2,504)     $(2,504)



            See Accompanying Notes to Consolidated Financial Statements

d)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net (loss) income                                              $ (101)      $  20
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation                                                   145         123
     Amortization of loan costs                                       8          10
     Cumulative effect on prior years of a change in
       accounting principle                                          --         (25)
     Change in accounts:
       Receivables and deposits                                      81          35
       Other assets                                                  (5)        (18)
       Accounts payable                                             (13)         --
       Tenant security deposit liabilities                            1          --
       Accrued property taxes                                       (39)        (38)
       Other liabilities                                             16         (11)
         Net cash provided by operating activities                   93          96

Cash flows from investing activities:

  Property improvements and replacements                           (152)        (32)
  Net deposits to restricted escrows                                (17)        (36)
         Net cash used in investing activities                     (169)        (68)

Cash flows used in financing activities:

  Payments on mortgage note payable                                 (34)        (31)

Net decrease in cash and cash equivalents                          (110)         (3)

Cash and cash equivalents at beginning of period                    593         350

Cash and cash equivalents at end of period                       $  483       $ 347

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  226       $ 229


At December 31, 1999, $88,000 of property improvements and replacements included in accounts payable were reported as non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                             MCCOMBS REALTY PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

Under the Plan of Reorganization (the "Plan"; see "Note C" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of June 30, 2000. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner continues to operate the Partnership's business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 for the Partnership.

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

Change in Accounting Principle:

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six months ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased net income before the cumulative effect of the accounting change for the three and six months ended June 30, 1999 by approximately $4,000 ($0.23 per limited partnership unit) and $7,000 ($0.40 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

The payments required by numbers 1 and 3 above were timely satisfied. In addition, all other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property. However, the Partnership was unable to satisfy the amounts due to the limited partners indicated in numbers 2, 4, and 5 above and is in default on these obligations.

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

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 39      $ 38
 Reimbursement for services of affiliates (included in
    general and administrative expenses)                            24        20

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $39,000 and $38,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $24,000 and $20,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 794 limited partnership units in the Partnership representing approximately 4.62% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

Three Months Ended June 30, 2000       Residential     Other        Totals
                                                   (in thousands)
Rental income                             $  370        $  --        $ 370
Other income                                  28            5           33
Interest expense                             117           --          117
Depreciation                                  73           --           73
General and administrative expense            --           76           76
Segment loss                                  (3)         (71)         (74)


Six Months Ended June 30, 2000         Residential     Other        Totals
                                                   (in thousands)
Rental income                             $  736         $ --        $ 736
Other income                                  47            5           52
Interest expense                             234           --          234
Depreciation                                 145           --          145
General and administrative expense            --          129          129
Segment profit (loss)                         23         (124)        (101)
Total assets                               3,068          198        3,266
Capital expenditures for investment
  property                                    64           --           64


    Three Months Ended June 30, 1999       Residential     Other        Totals
                                                       (in thousands)
    Rental income                             $  351         $ --         $ 351
    Other income                                  21            2            23
    Interest expense                             119           --           119
    Depreciation                                  64           --            64
    General and administrative expense            --           23            23
    Segment profit (loss)                         30          (21)            9


    Six Months Ended June 30, 1999         Residential     Other        Totals
                                                       (in thousands)
    Rental income                             $  669         $ --         $ 669
    Other income                                  56            5            61
    Interest expense                             239           --           239
    Depreciation                                 123           --           123
    General and administrative expense            --           46            46
    Cumulative effect on prior years of
      change in accounting principle              25           --            25
    Segment profit (loss)                         61          (41)           20
    Total assets                               3,075          269         3,344
    Capital expenditures for investment
      property                                    32           --            32

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Lakewood at Pelham                            97%        95%
        Greenville, South Carolina

Results of Operations

The Partnership reported a net loss for the six months ended June 30, 2000, of approximately $101,000 as compared to net income of approximately $20,000 for the corresponding period in 1999. The Partnership reported a net loss for the three months ended June 30, 2000, of approximately $74,000 as compared to net income of approximately $9,000 for the corresponding period of 1999. The net loss for the three and six months ended June 30, 2000, compared to the net income for the same periods of 1999 was primarily due to an increase in total expenses, as well as the recognition in 1999 of the cumulative effect on prior years of a change in accounting principle, which was partially offset by an increase in total revenues. Total expenses for the three and six month periods increased primarily due to increases in general and administrative expenses, depreciation expense, and operating expenses. Depreciation expense increased due to an increase in depreciable assets due to property improvements and replacements completed in the last twelve months. Operating expense increased primarily due to an increase in employee bonuses, and an increase in insurance expense. General and administrative expenses increased primarily due to an increase in professional expenses necessary to operate the Partnership. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues for the three and six month periods increased due to an increase in rental income, which was partially offset by a decrease in other income. Rental income increased as a result of the improved occupancy at the property, an increase in the average rental rate, as well as a decrease in concessions. Other income decreased primarily due to decreases in corporate unit income and tenant charges.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six months ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased net income before the cumulative effect of the accounting change for the three and six months ended June 30, 1999 by approximately $4,000 ($0.23 per limited partnership unit) and $7,000 ($0.40 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $483,000 as compared to approximately $347,000 at June 30, 1999. The net decrease in cash and cash equivalents was approximately $110,000 from the year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $169,000 of cash used in investing activities and approximately $34,000 of cash used in financing activities partially offset by approximately $93,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

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

Approximately $88,000 has been budgeted for capital improvements at Lakewood at Pelham for the year 2000, consisting primarily of carpet and vinyl replacement, lighting upgrades, structural improvements, and appliance replacements. During the six months ended June 30, 2000, the Partnership expended approximately $64,000 of budgeted capital improvements at Lakewood at Pelham, consisting primarily of carpet and vinyl replacement, appliance replacements, and installing and painting handrails. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2000. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the six months ended June 30, 2000 or 1999, and none are expected in the future.

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

The payments required by numbers 1 and 3 above were timely satisfied. In addition, all other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property. However, the Partnership was unable to satisfy the amounts due to the limited partners indicated in numbers 2, 4, and 5 above and is in default on these obligations.

In order to satisfy these obligations, the Partnership would be required to sell the investment property. As an alternative, the Partnership could seek authorization from the Limited Partners to extend the payment date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,572,000 at June 30, 2000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 2000 or beyond.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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