Form 10QSB
period 2000-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2000-11-13
CIK 759198

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000


Assets

   Cash and cash equivalents                                                 $  669
   Receivables and deposits                                                      28
   Restricted escrows                                                            87
   Other assets                                                                 117
   Investment property:
       Land                                                   $  499
       Buildings and related personal property                 5,786
                                                               6,285
       Less accumulated depreciation                          (3,933)         2,352
                                                                            $ 3,253

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   43
   Tenant security deposit liabilities                                           18
   Accrued property taxes                                                        64
   Other liabilities                                                             86
   Mortgage note payable                                                      5,555

Partners' Deficit

   General partner                                             $ --
   Limited partners (17,196.39 units
      issued and outstanding)                                 (2,513)        (2,513)
                                                                            $ 3,253

            See Accompanying Notes to Consolidated Financial Statements

b)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                         2000         1999         2000        1999
Revenues:                                          (Restated)               (Restated)
  Rental income                         $  374       $  368      $ 1,110      $ 1,037
  Other income                              32           21           84           82
       Total revenues                      406          389        1,194        1,119

Expenses:
  Operating                                156          147          494          430
  General and administrative                55           23          184           69
  Depreciation                              65           59          210          182
  Interest                                 118          119          352          358
  Property taxes                            21           21           64           65
       Total expenses                      415          369        1,304        1,104

(Loss) income before cumulative
  effect of a change in accounting
  principle                                 (9)          20         (110)          15
Cumulative effect on prior years
  of a change in accounting
  principle for the cost of
  exterior painting and
  landscaping                               --           --           --           25
Net (loss) income                       $   (9)      $   20       $ (110)      $   40

Net (loss) income allocated to
  general partner (1%)                  $   --       $   --       $   (1)      $   --
Net (loss) income allocated to
  limited partners (99%)                    (9)          20         (109)          40
                                        $   (9)      $   20       $ (110)      $   40
Per limited partnership unit:
  (Loss) income before cumulative
   effect of a change in
   accounting principle                $ (0.52)      $ 1.16       $(6.34)      $ 0.88
  Cumulative effect on prior years
   of a change in accounting
   principle for the cost of
   exterior painting and
   landscaping                              --           --           --         1.45
                                       $ (0.52)      $ 1.16      $ (6.34)      $ 2.33


            See Accompanying Notes to Consolidated Financial Statements


c)

                             MCCOMBS REALTY PARTNERS

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' capital (deficit) at
   December 31, 1999                17,196.39      $ 1        $(2,404)     $(2,403)

Net loss for the nine months
   ended September 30, 2000                --         (1)        (109)        (110)

Partners' deficit at

   September 30, 2000               17,196.39      $ --       $(2,513)     $(2,513)

            See Accompanying Notes to Consolidated Financial Statements


d)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,

                                                                   2000        1999
Cash flows from operating activities:                                       (Restated)
  Net (loss) income                                               $ (110)      $ 40
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation                                                    210         182
     Amortization of loan costs                                       13          14
     Cumulative effect on prior years of a change in
       accounting principle                                           --         (25)
     Change in accounts:
       Receivables and deposits                                       86          15
       Other assets                                                  (10)        (17)
       Accounts payable                                              (16)         --
       Tenant security deposit liabilities                            (1)          2
       Accrued property taxes                                        (18)        (17)
       Other liabilities                                              13          (7)
         Net cash provided by operating activities                   167         187

Cash flows from investing activities:

  Property improvements and replacements                            (174)        (52)
  Net withdrawals from restricted escrows                            134          65
         Net cash (used in) provided by investing activities         (40)         13

Cash flows used in financing activities:

  Payments on mortgage note payable                                  (51)        (47)

Net increase in cash and cash equivalents                             76         153

Cash and cash equivalents at beginning of period                     593         350

Cash and cash equivalents at end of period                        $ 669        $ 503

Supplemental disclosure of cash flow information:

  Cash paid for interest                                          $ 339        $ 343


At December 31, 1999, $88,000 of property improvements and replacements included in accounts payable were reported as non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements


e)

                             MCCOMBS REALTY PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

Under the Plan of Reorganization (the "Plan"; see "Note C" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of September 30, 2000. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner continues to operate the Partnership's business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 for the Partnership.

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

Change in Accounting Principle:

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine months ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased net income before the cumulative effect of the accounting change for the three and nine months ended September 30, 1999 by approximately $3,000 ($0.17 per limited partnership unit) and $10,000 ($0.58 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting  principle  change  will  not  have an  effect  on cash  flow,  funds
available  for   distribution  or  fees  payable  to  the  General  Partner  and affiliates.

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

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 59      $ 57
 Reimbursement for services of affiliates (included in
    general and administrative expenses and investment
    property)                                                       58        31

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $59,000 and $57,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $58,000 and $31,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,474.5 limited partnership units in the Partnership representing approximately 14.39% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

Three Months Ended September 30, 2000     Residential      Other        Totals
                                                      (in thousands)
Rental income                                 $ 374         $ --         $ 374
Other income                                     30             2           32
Interest expense                                118            --          118
Depreciation                                     65            --           65
General and administrative expense               --            55           55
Segment profit (loss)                            44           (53)          (9)

Nine Months Ended September 30, 2000       Residential     Other        Totals
                                                      (in thousands)
Rental income                                $ 1,110        $  --      $ 1,110
Other income                                      77            7           84
Interest expense                                 352           --          352
Depreciation                                     210           --          210
General and administrative expense                --          184          184
Segment profit (loss)                             67         (177)        (110)
Total assets                                   3,113          140        3,253
Capital expenditures for investment
  property                                        86           --           86

   Three Months Ended September 30, 1999     Residential     Other       Totals
                                                       (in thousands)
   Rental income                                $  368        $  --        $ 368
   Other income                                     19            2           21
   Interest expense                                119           --          119
   Depreciation                                     59           --           59
   General and administrative expense               --           23           23
   Segment profit (loss)                            41          (21)          20

   Nine Months Ended September 30, 1999    Residential     Other        Totals
                                                       (in thousands)
   Rental income                             $ 1,037        $  --       $ 1,037
   Other income                                   75            7            82
   Interest expense                              358           --           358
   Depreciation                                  182           --           182
   General and administrative expense             --           69            69
   Cumulative effect on prior years of
     change in accounting principle               25           --            25
   Segment profit (loss)                         102          (62)           40
   Total assets                                3,118          257         3,375
   Capital expenditures for investment
     property                                     52           --            52


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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Lakewood at Pelham                            97%        96%
        Greenville, South Carolina

Results of Operations

The Partnership reported net losses of approximately $9,000 and $110,000 for the three and nine months ended September 30, 2000 as compared to net income of approximately $20,000 and $40,000 for the three and nine months ended September 30, 1999. The decrease in net income for both the three and nine months ended September 30, 2000 is primarily due to an increase in total expense which was partially offset by an increase in total revenues. The decrease in net income for the nine months ended September 30, 2000 is also due to the recognition in 1999 of the cumulative effect on prior years of a change in accounting principle. Total expenses increased for the three and nine month periods ended September 30, 2000 primarily due to an increase in general and administrative expense and, to a lesser extent, increases in operating and depreciation expenses. Operating expense increased primarily due to an increase in salaries and related benefits, and to a lesser extent, an increase in insurance expense. Depreciation expense increased due to an increase in depreciable assets due to property improvements and replacements completed in the last twelve months. Interest expense and property tax expense remained relatively constant for the comparable periods.

General and administrative expenses increased primarily due to an increase in the services and the costs of such services provided by the General Partner and its affiliates, and increased professional fees necessary to manage the Partnership. Included in general and administrative expense at both September 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues for the nine month period ended September 30, 2000 increased primarily due to an increase in rental income. For the three month period ended September 30, 2000, total revenues increased due to increases in rental income and other income. Rental income increased for the three and nine month periods as a result of the improved occupancy at the property, an increase in the average rental rate, as well as a decrease in concessions. Other income increased for the three month period primarily due to an increase in interest income and tenant charges.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine months ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased net income before the cumulative effect of the accounting change for the three and nine months ended September 30, 1999 by approximately $3,000 ($0.17 per limited partnership unit) and $10,000 ($0.58 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $25,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting  principle  change  will  not  have an  effect  on cash  flow,  funds
available  for   distribution  or  fees  payable  to  the  General  Partner  and affiliates.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $669,000 as compared to approximately $503,000 at September 30, 1999. The increase in cash and cash equivalents of approximately $76,000 for the nine months ended September 30, 2000, from the Partnership's calendar year end, is due to approximately $167,000 of cash provided by operating activities, which was partially offset by approximately $51,000 of cash used in financing activities and approximately $40,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

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

Approximately $88,000 has been budgeted for capital improvements at Lakewood at Pelham for the year 2000, consisting primarily of floor covering replacement, lighting upgrades, structural improvements, and appliance replacements. During the nine months ended September 30, 2000, the Partnership expended approximately $86,000 on budgeted and unbudgeted capital improvements at Lakewood at Pelham, consisting primarily of carpet and tile replacement, appliance replacements, air conditioning unit replacements and installing and painting handrails. These improvements were funded by replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2000. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the nine months ended September 30, 2000 or 1999, and none are expected in the future.

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

In order to satisfy these obligations, the Partnership would be required to sell the investment property. As an alternative, the Partnership could seek authorization from the Limited Partners to extend the payment date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,555,000 at September 30, 2000 matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 2000 or beyond.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date:  November 13, 2000