Form 10KSB
period 2000-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2001-04-02
CIK 759198

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $1,588,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership sold 22,036 units of Limited Partnership Interest ("Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from limited partners. In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution. The Partnership is engaged in the business of operating and holding real estate property for investment. All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 2000, the Partnership's sole investment property was Lakewood at Pelham. See "Item 2. Description of Property" for a further description of the Partnership's investment property.

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


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Lakewood at Pelham
  Greenville, South
  Carolina                $ 6,309      $ 3,999       3-25      S/L       $ 1,317

See "Note B" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note H -Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity       Due At
Property                    2000         Rate     Amortized    Date      Maturity (2)
                       (in thousands)                                   (in thousands)

Lakewood at Pelham
  1st mortgage            $ 5,538        8.1%        (1)     07/01/05      $ 5,151

(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

(2) See "Item 7. Financial Statements, Note D" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for the property were as follows:

                                    Average Annual               Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
 Property                        2000             1999          2000        1999

 Lakewood at Pelham             $5,843          $5,634          96%          96%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for the property were as follows:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Lakewood at Pelham                        $83            1.50%

Capital Improvements:

Lakewood at Pelham

During 2000, the Partnership expended approximately $110,000 for capital improvements at Lakewood at Pelham, consisting primarily of structural improvements, floor covering replacement, appliances and HVAC upgrades. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $74,525. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2001. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the twelve months ended December 31, 2000 or 1999.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2000, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2000, the number of holders of record of the 17,196.39 Limited Partnership Units ("Units") was 1,119. Affiliates of the General Partner owned 2,520.5 units or 14.66% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were made in 2000 or 1999. See further discussion in "Item 6. Management's Discussion and Analysis or Plan of Operation" below.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,520.5 limited partnership units in the Partnership representing approximately 14.66% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units note owned by affiliates of AIMCO for a purchase price of $24.92 per Unit. Pursuant to this offer, AIMCO acquired an additional 639 units resulting in its total ownership being increased to 31,595 units or 18.37% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2000 was approximately $83,000 as compared to net income of approximately $54,000 for the year ended December 31, 1999. The increase in net loss for the year ended December 31, 2000 was due to an increase in total expenses and the recognition in 1999 of the cumulative effect on prior years of a change in accounting principle (see discussion below), which was partially offset by an increase in total revenues. Total expenses increased primarily due to an increase in general and administrative expense and, to a lesser extent, increases in depreciation and operating expenses. Depreciation expense increased due to an increase in depreciable assets resulting from property improvements and replacements completed in the last twelve months. The increase in operating expense is primarily due to increases in salaries and related benefits at the investment property, and to a lesser extent, an increase in utility expenses. Interest expense and property tax expense remained relatively constant for the comparable periods. General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased professional fees necessary to manage the Partnership. Also included in general and administrative expenses for the years ended December 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased primarily due to an increase in rental income, and to a lesser extent, an increase in other income. Rental income increased primarily as a result of an increase in the average rental rate at the Partnership's investment property and reduced concession costs. Other income increased primarily due to an increase in interest income as a result of a higher cash balance in interest-bearing accounts.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $782,000 as compared to approximately $593,000 at December 31, 1999. The increase in cash and cash equivalents of approximately $189,000 is due to approximately $279,000 of cash provided by operating activities, which was partially offset by approximately $68,000 of cash used in financing activities and approximately $22,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $74,525. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Current Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2001. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the twelve months ended December 31, 2000 or 1999.

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

The payments required by numbers 1 and 3 above were timely satisfied. In addition, all other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property. However, the Partnership was unable to satisfy the amounts due to the limited partners indicated in numbers 2, 4 and 5 above and is in default on these obligations.

To attempt to satisfy its remaining obligations under the Plan, the Partnership would be required to sell the investment property. As an alternative, the Partnership could seek authorization from the Limited Partners to extend the payment date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,538,000 at December 31, 2000, matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 2001 or beyond.

Tender Offers

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,520.5 limited partnership units in the Partnership representing approximately 14.66% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units note owned by affiliates of AIMCO for a purchase price of $24.92 per Unit. Pursuant to this offer, AIMCO acquired an additional 639 units resulting in its total ownership being increased to 31,595 units or 18.37% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements


MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of KPMG LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

Independent Auditors' Report

The Partners
McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners (a California limited partnership), as of December 31, 2000, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McCombs Realty Partners as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note H to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

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


                                                                     /s/KPMG LLP

Greenville, South Carolina
February 20, 2001

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000





Assets
   Cash and cash equivalents                                                 $  782
   Receivables and deposits                                                      31
   Restricted escrow                                                             45
   Other assets                                                                 105
   Investment property (Notes D and G):
      Land                                                     $  499
      Buildings and related personal property                   5,810
                                                                6,309
      Less accumulated depreciation                            (3,999)        2,310
                                                                            $ 3,273

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                      $    15
      Tenant security deposit liabilities                                        17
      Accrued property taxes                                                     83
      Other liabilities                                                         106
      Mortgage note payable (Note D)                                          5,538

Partners' Deficit
   General Partner                                              $ --
   Limited partners (17,196.39 units issued and
      outstanding)                                             (2,486)       (2,486)
                                                                            $ 3,273

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 1,470      $ 1,390
   Other income                                                  118          111
      Total revenues                                           1,588        1,501

Expenses:
   Operating                                                     626          580
   General and administrative                                    216           85
   Depreciation                                                  276          249
   Interest                                                      469          475
   Property taxes                                                 84           83
      Total expenses                                           1,671        1,472

(Loss) income before cumulative effect of a change in
   accounting principle                                          (83)          29

Cumulative effect on prior years of a change in
   accounting principle for the costs of exterior
   painting and major landscaping (Note H)                        --           25

Net (loss) income (Note E)                                    $ (83)       $   54

Net (loss) income allocated to general partner (1%)           $  (1)       $    1
Net (loss) income allocated to limited partners (99%)           (82)           53
                                                              $ (83)       $   54

Net (loss) income per limited partnership unit:
   (Loss) income before cumulative effect of a change in
      accounting principle                                   $(4.77)       $ 1.64
   Cumulative effect on prior years of a change in
      accounting principle for the costs of exterior
      painting and major landscaping                              --         1.44

Net (loss) income                                            $ (4.77)      $ 3.08

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                       (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' deficit at
  December 31, 1998                     17,196.39       $ --      $(2,457)   $(2,457)

Net income for the year ended
  December 31, 1999                            --           1          53         54

Partners' capital (deficit) at
  December 31, 1999                     17,196.39           1      (2,404)    (2,403)

Net loss for the year ended
  December 31, 2000                            --          (1)        (82)       (83)

Partners' deficit at
  December 31, 2000                     17,196.39       $ --      $(2,486)   $(2,486)


         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net (loss) income                                              $ (83)       $ 54
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                   276          249
     Amortization of loan costs                                      18           19
     Cumulative effect on prior years of change in
       accounting principle                                          --          (25)
     Change in accounts:
       Receivables and deposits                                      83            1
       Other assets                                                  (3)          (7)
       Accounts payable                                             (44)          46
       Tenant security deposit liabilities                           (2)           1
       Accrued property taxes                                         1            1
       Other liabilities                                             33           (7)

          Net cash provided by operating activities                 279          332

Cash flows from investing activities:
  Property improvements and replacements                           (198)        (139)
  Net receipts from restricted escrows                              176          113

          Net cash used in investing activities                     (22)         (26)

Cash flows used in financing activities:
  Payments on mortgage note payable                                 (68)         (63)

Net increase in cash and cash equivalents                           189          243

Cash and cash equivalents at beginning of year                      593          350

Cash and cash equivalents at end of year                         $ 782        $ 593

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 452        $ 457

Supplemental disclosure of non-cash transaction:
  Property improvements and replacements in accounts              $ --        $ 88
   payable

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                  Notes to Consolidated Financial Statements

                                December 31, 2000


Note A - Going Concern

Under the Plan of Reorganization (the "Plan"; see "Note B" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of December 31, 2000. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course of business while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from limited partners. In addition, per the Plan of Reorganization (see below), the General Partner made a $14,500 capital contribution. There were 17,196.39 Limited Partnership units outstanding at December 31, 2000 and 1999.

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

The payments required by numbers 1 and 3 above were timely satisfied. In addition, all other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property. However, the Partnership was unable to satisfy the amounts due to the limited partners indicated in numbers 2, 4 and 5 above and is in default on these obligations.

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

Net income (loss) per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,196.39 in 2000 and 1999) and the net income
(loss) allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

In order to increase the Partnership's cash reserves to a level sufficient to meet anticipated liquidity requirements, CRPTEX has not authorized any distributions to the partners during the years ended December 31, 2000 and 1999.

Principles of Consolidation

The consolidated financial statements of the Partnership include the accounts of Pelham Place, L.P., a South Carolina limited partnership. Pelham Place, L.P. is the limited partnership which holds title to Lakewood at Pelham. Pelham Place, L.P. is wholly-owned by the Partnership. All interpartnership transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

The investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

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

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note H).

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Loan Costs

Loan  costs  of  approximately  $193,000,   less  accumulated   amortization  of
approximately $105,000, are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits. Cash balances include approximately $645,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $20,000 and $21,000 for the years ended December 31, 2000 and 1999, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Restricted Escrow

      Replacement Reserve: At the time of the refinancing of the mortgage note payable in 1995, a replacement reserve account was established. This reserve is to be used for capital replacements at the apartment complex. At December 31, 2000, the account balance was approximately $45,000, which includes interest earned on these funds.

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

Note D - Mortgage Note Payable

The principle terms of mortgage note payable are as follows:


                        Principal     Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest  Maturity       Due At
Property                  2000        Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Lakewood at Pelham
  1st mortgage           $ 5,538        $ 43        8.1%    07/01/05      $ 5,151

The mortgage indebtedness carries a stated interest rate of 8.1% and is being amortized over 30 years with a balloon payment due July 1, 2005. The investment property may not be sold subject to the existing indebtedness. Additionally, the mortgage note requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $    74
                               2002                  81
                               2003                  87
                               2004                  95
                               2005               5,201
                                                $ 5,538

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (loss) (in thousands, except per unit data):

                                              2000         1999

Net (loss) income as reported                $  (83)      $    54
Add (deduct)
  Depreciation and amortization                 (18)           15
  Other                                          (4)           (1)

Federal taxable (loss) income                $ (105)      $    68

Federal taxable (loss) income per
 limited partnership unit                    $(6.05)      $  3.91

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):


Total partner's deficit - financial
  statement basis                                    $(2,486)
Current year tax basis net (loss) income
  over financial statement net (loss) income             (22)
Prior year cumulative tax basis net loss
  over financial statement net (loss) income            (938)

Total partner's deficit - Federal
  income tax basis                                   $(3,446)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the years ended December 31, 2000 and 1999 (in thousands):

                                                          2000      1999
Property management fees (included in operating
  expenses)                                                $ 79      $ 76
Reimbursement for services from affiliates
  (included in general and administrative expenses
  and investment properties)                                 76        46

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $76,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $76,000 and $46,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,520.5 limited partnership units in the Partnership representing approximately 14.66% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units note owned by affiliates of AIMCO for a purchase price of $24.92 per Unit. Pursuant to this offer, AIMCO acquired an additional 639 units resulting in its total ownership being increased to 31,595 units or 18.37% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)


                                                          Buildings         Cost
                                                         and Related    Written Down
                                                           Personal     Subsequent to
Description                Encumbrances       Land         Property      Acquisition
                          (in thousands)                               (in thousands)

Lakewood at Pelham           $ 5,538          $ 695        $ 6,730         $(1,116)

             Gross Amount At Which Carried
                 At December 31, 2000
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of       Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction  Acquired   Life-Years
                                           (in thousands)
Lakewood at
  Pelham      $ 499     $ 5,810   $ 6,309     $(3,999)       1980       01/85       3-25

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $ 6,199       $ 5,947
    Property improvements                           110           227
    Cumulative effect on prior years
      of change in accounting principle              --            25
Balance at end of year                          $ 6,309       $ 6,199

Accumulated Depreciation
Balance at beginning of year                    $ 3,723       $ 3,474
    Additions charged to expense                    276           249
Balance at end of year                          $ 3,999       $ 3,723

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $8,952,000 and $8,842,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $7,635,000 and $7,341,000, respectively.

Note H - Change in Accounting Principle

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $29,000 and non-audit services (principally tax-related) of approximately $14,000.


Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor any of its directors or officers during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage
AIMCO Properties L.P.
  (an affiliate of AIMCO)                   2,520.5            14.66%

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No officers or directors of CRPTEX, Inc. own any Limited Partnership Units in the Partnership.

No general partners or officers or directors of the General Partner of the Partnership possess the right to acquire a beneficial ownership of interests of the Partnership.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the years ended December 31, 2000 and 1999 (in thousands):

                                                         2000       1999

Property management fees                                 $ 79       $ 76

Reimbursement for services from affiliates                 76         46

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $76,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $76,000 and $46,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,520.5 limited partnership units in the Partnership representing approximately 14.66% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units note owned by affiliates of AIMCO for a purchase price of $24.92 per Unit. Pursuant to this offer, AIMCO acquired an additional 639 units resulting in its total ownership being increased to 31,595 units or 18.37% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2000:

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


                                    Date: April 2, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date:  April 2, 2001
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: April 2, 2001
Martha L. Long          and Controller

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