Form 10QSB
period 2001-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2001-05-11
CIK 759198

FORM 10-QSB -- QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                             $    705
   Receivables and deposits                                                    23
   Restricted escrows                                                          62
   Other assets                                                               116
   Investment property:
       Land                                               $    499
       Buildings and related personal property               5,837
                                                             6,336
       Less accumulated depreciation                        (4,065)         2,271
                                                                         $  3,177
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     15
   Tenant security deposit liabilities                                         16
   Accrued property taxes                                                      23
   Other liabilities                                                           71
   Mortgage note payable                                                    5,520

Partners' Deficit
   General partner                                        $     --
   Limited partners (17,196.39 units
      issued and outstanding)                               (2,468)        (2,468)
                                                                         $  3,177


            See Accompanying Notes to Consolidated Financial Statements

b)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)




                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
   Rental income                                             $  371       $  366
   Other income                                                  31           19
       Total revenues                                           402          385

Expenses:
   Operating                                                    143          148
   General and administrative                                    35           53
   Depreciation                                                  66           72
   Interest                                                     117          117
   Property taxes                                                23           22
       Total expenses                                           384          412

Net income (loss)                                            $   18       $  (27)

Net income (loss) allocated to general partner (1%)          $   --       $   --
Net income (loss) allocated to limited partners (99%)            18          (27)
                                                             $   18       $  (27)

   Net income (loss) per limited partnership unit            $ 1.05       $(1.57)


            See Accompanying Notes to Consolidated Financial Statements

c)

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)






                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2000                17,196.39    $    --     $ (2,486)   $  (2,486)

Net income for the three months
   ended March 31, 2001                    --         --           18           18

Partners' deficit
   at March 31, 2001                17,196.39      $ --      $ (2,468)    $ (2,468)


            See Accompanying Notes to Consolidated Financial Statements

d)
                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                               $  18       $ (27)
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation                                                    66          72
     Amortization of loan costs                                       5           5
     Change in accounts:
       Receivables and deposits                                       8          86
       Other assets                                                 (16)        (10)
       Accounts payable                                              --         (51)
       Tenant security deposit liabilities                           (1)          1
       Accrued property taxes                                       (60)        (61)
       Other liabilities                                            (35)         (9)

         Net cash (used in) provided by operating activities        (15)          6

Cash flows from investing activities:
  Property improvements and replacements                            (27)       (128)
  Net deposits to restricted escrows                                (17)        (17)

         Net cash used in investing activities                      (44)       (145)

Cash flows used in financing activities:
  Payments on mortgage note payable                                 (18)        (18)

Net decrease in cash and cash equivalents                           (77)       (157)

Cash and cash equivalents at beginning of period                    782         593

Cash and cash equivalents at end of period                        $ 705       $ 436

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 112       $ 112




At December 31, 1999, approximately $88,000 of property improvements and replacements were included in accounts payable.



            See Accompanying Notes to Consolidated Financial Statements

e)
                             MCCOMBS REALTY PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

Under the Plan of Reorganization (the "Plan"; see "Note C" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of March 31, 2001. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc., a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 for the Partnership.

Principles of Consolidation:

The Partnership's consolidated financial statements include the accounts of Pelham Place, L.P., a South Carolina limited partnership. Pelham Place, L.P. is the limited partnership which holds title to Lakewood at Pelham. Pelham Place, L.P. is wholly-owned by the Partnership. All interpartnership transactions have been eliminated.

Segment Reporting:

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 19      $ 20

 Reimbursement for services of affiliates (included in
    general and administrative expenses)                            20        10

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $19,000 and $20,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $20,000 and $10,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,159.5 limited partnership units in the Partnership representing 18.37% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Lakewood at Pelham                            95%        98%
        Greenville, South Carolina

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to increased market competition as a result of lower home mortgage interest rates.

Results of Operations

The Registrant's net income for the three months ended March 31, 2001 was approximately $18,000 as compared to a net loss of approximately $27,000 for the three months ended March 31, 2000. The increase in net income is due to a decrease in total expenses and, to a lesser extent, an increase in total revenues. Total expenses decreased primarily due to a decrease in general and administrative expenses, and, to a lesser extent, a decrease in depreciation expense. The decrease in depreciation expense is primarily due to fixed assets placed into service in previous years becoming fully depreciated in 2001. Operating expenses, interest expense, and property tax expense remained relatively constant for the comparable periods.

General and administrative expenses decreased primarily due to a decrease in professional fees associated with the management of the Partnership, which was partially offset by an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased primarily due to an increase in other income. The increase in other income is primarily due to an increase in interest income, as a result of higher average cash balances in interest bearing accounts. Rental income remained relatively constant for the comparable periods, as the decrease in occupancy was offset by an increase in the average rental rate at the Partnership's investment property.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $705,000 as compared to approximately $436,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $77,000, from the Partnership's calendar year end, is due to approximately $44,000 of cash used in investing activities, approximately $18,000 of cash used in financing activities and approximately $15,000 of cash used in operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership including satisfaction of remaining claims related to the Partnership's Plan of Reorganization, as described below, and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned at the Partnership's investment property are detailed below.

For 2001, the Partnership has budgeted approximately $75,000 for capital improvements at Lakewood at Pelham, consisting primarily of floor covering replacement and interior and exterior building improvements. The Partnership completed approximately $27,000 in capital expenditures at Lakewood at Pelham as of March 31, 2001, consisting primarily of floor covering replacement and structural building improvements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Current Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2001. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the three months ended March 31, 2001 or 2000.

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

To attempt to satisfy its remaining obligations under the Plan, the Partnership would be required to sell the investment property. As an alternative, the Partnership could seek authorization from the Limited Partners to extend the payment date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,520,000 at March 31, 2001, matures in July 2005, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 2001 or beyond.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,159.5 limited partnership units in the Partnership representing 18.37% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:  May 11, 2001