Form 10QSB
period 2001-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2001-11-08
CIK 759198

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

                 For the quarterly period ended September 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $  832
   Receivables and deposits                                                      20
   Restricted escrows                                                            45
   Other assets                                                                 103
   Investment property:
       Land                                                   $  499
       Buildings and related personal property                 5,904
                                                               6,403
       Less accumulated depreciation                          (4,200)         2,203
                                                                            $ 3,203
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    31
   Tenant security deposit liabilities                                           11
   Accrued property taxes                                                        75
   Other liabilities                                                             88
   Mortgage note payable                                                      5,483

Partners' Deficit
   General partner                                            $   --
   Limited partners (17,196.39 units
      issued and outstanding)                                 (2,485)        (2,485)
                                                                            $ 3,203


            See Accompanying Notes to Consolidated Financial Statements

b)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                         2001         2000         2001        2000
Revenues:
  Rental income                         $  363        $ 374      $ 1,120      $ 1,110
  Other income                              31           32           87           84
       Total revenues                      394          406        1,207        1,194

Expenses:
  Operating                                173          156          478          494
  General and administrative                32           55          102          184
  Depreciation                              65           65          201          210
  Interest                                 117          118          350          352
  Property taxes                            26           21           75           64
       Total expenses                      413          415        1,206        1,304

Net (loss) income                      $   (19)       $  (9)     $     1      $  (110)

Net (loss) income allocated to
  general partner (1%)                 $    --        $  --      $    --      $    (1)
Net (loss) income allocated to
  limited partners (99%)                   (19)          (9)           1         (109)
                                       $   (19)       $  (9)     $     1      $  (110)
Net (loss) income per limited
  partnership unit                     $ (1.10)       $(.52)     $   .06      $ (6.34)


            See Accompanying Notes to Consolidated Financial Statements

c)

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2000                17,196.39      $ --       $(2,486)     $(2,486)

Net income for the nine months
   ended September 30, 2001                --         --            1            1

Partners' deficit at
   September 30, 2001               17,196.39      $ --       $(2,485)     $(2,485)



            See Accompanying Notes to Consolidated Financial Statements

d)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2001        2000
Cash flows from operating activities:
  Net income (loss)                                                $   1      $ (110)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                    201         210
     Amortization of loan costs                                       14          13
     Change in accounts:
       Receivables and deposits                                       11          86
       Other assets                                                  (12)        (10)
       Accounts payable                                               16         (16)
       Tenant security deposit liabilities                            (6)         (1)
       Accrued property taxes                                         (8)        (18)
       Other liabilities                                             (18)         13
         Net cash provided by operating activities                   199         167

Cash flows from investing activities:
  Property improvements and replacements                             (94)       (174)
  Net withdrawals from restricted escrows                             --         134
         Net cash used in investing activities                       (94)        (40)

Cash flows used in financing activities:
  Payments on mortgage note payable                                  (55)        (51)

Net increase in cash and cash equivalents                             50          76

Cash and cash equivalents at beginning of period                     782         593

Cash and cash equivalents at end of period                        $ 832        $ 669

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 335        $ 339



At December 31, 1999, approximately $88,000 of property improvements and replacements were included in accounts payable.


            See Accompanying Notes to Consolidated Financial Statements

e)

                             MCCOMBS REALTY PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

Under the Plan of Reorganization (the "Plan"; see "Note C" below) McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, was required to pay claims to limited partners and creditors of approximately $11,000,000 on October 20, 1998. These claims have not been paid as of September 30, 2001. This raises substantial doubt about the Partnership's ability to continue as a going concern. In order to attempt to satisfy the remaining claims under the Plan, the Partnership would be required to sell the investment property. As an alternative to the sale of the property, the Partnership could attempt to obtain authorization from the Court and the limited partners to extend the settlement date of October 20, 1998, to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for CRPTEX, Inc. ("the General Partner") to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 for the Partnership. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the nine months ended September 30, 2001 and 2000:

                                                                   2001    2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)         $ 60    $ 59

 Reimbursement for services of affiliates (included in
    general and administrative expenses and investment property)     55      58

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $60,000 and $59,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $55,000 and $58,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,229.5 limited partnership units in the Partnership representing 18.78% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Lakewood at Pelham                            95%        97%
        Greenville, South Carolina

Results of Operations

The Registrant's net (loss) income for the three and nine months ended September 30, 2001 was approximately ($19,000) and $1,000, respectively, compared to net losses of approximately $9,000 and 110,000, respectively for the three and nine months ended September 30, 2000. The increase in net loss for the three months ended September 30, 2001 is due to a decrease in total revenues, which was partially offset by a decrease in total expenses. The decrease in total revenues is primarily due to a decrease in rental income. The decrease in rental income is primarily due to a decrease in occupancy and increased concessions, which more than offset an increase in the average rental rate at the Partnership's investment property. Other income remained relatively constant for the three months ended September 30, 2001. The decrease in total expenses for the three months ended September 30, 2001 is due to a decrease in general and administrative expenses, which was partially offset by an increase in operating expenses. The increase in operating expenses is primarily due to an increase in insurance expense at the Partnership's investment property due to an increase in premiums.

The increase in net income for the nine months ended September 30, 2001 is primarily due to a decrease in total expenses, and to a lesser extent, an increase in total revenues. The decrease in total expenses is primarily due to decreases in operating expenses and general and administrative expenses partially offset by an increase in property tax expense. Operating expenses decreased primarily due to decreases in maintenance expense and payroll related expenses, partially offset by an increase in the insurance premium at the Partnership's investment property. Property tax expense increased for the nine months ended September 30, 2001 due to an increase in the tax rate at the Partnership's investment property. Depreciation expense and interest expense remained relatively constant for the comparable periods.

General and administrative expenses decreased for both the three and nine months ended September 30, 2001 primarily due to a decrease in professional fees associated with the management of the Partnership. Included in general and administrative expense at both September 30, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the nine months ended September 30, 2001 is due primarily to an increase in rental income. Rental income increased primarily due to an increase in the average rental rate, which more than offset the decrease in occupancy and an increase in concessions at the Partnership's investment property. Other income remained relatively constant for the nine months ended September 30, 2001.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $832,000 compared to approximately $669,000 at September 30, 2000. The increase in cash and cash equivalents of approximately $50,000 for the nine months ended September 30, 2001, from the Partnership's calendar year end, is due to approximately $199,000 of cash provided by operating activities, which was partially offset by approximately $94,000 of cash used in investing activities and approximately $55,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

For 2001, the Partnership has budgeted approximately $88,000 for capital improvements at Lakewood at Pelham, consisting primarily of floor covering replacement and interior and exterior building improvements. The Partnership completed approximately $94,000 of budgeted and non-budgeted capital expenditures at Lakewood at Pelham as of September 30, 2001, consisting primarily of structural improvements, interior building improvements, and floor covering replacement. These improvements were funded by operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Current Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2001. However, the Partnership does not have sufficient assets to fulfill its obligation under the Plan of Reorganization ("Plan") and in fact defaulted on its obligations due October 20, 1998. See discussion below for detail as to the Partnership's Plan with respect to meeting its short term needs under the Plan. No distributions were declared or paid during either of the nine month periods ended September 30, 2001 or 2000.

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

To attempt to satisfy its remaining obligations under the Plan, the Partnership would be required to sell the investment property. As an alternative, the Partnership could seek authorization from the Limited Partners to extend the payment date of October 20, 1998 to a future period. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership defaulted on its obligations which were due on October 20, 1998. The General Partner is continuing to see that the Partnership operates its business in the ordinary course while it evaluates the best course of action to follow. Additionally, the Partnership's mortgage indebtedness of approximately $5,483,000 at September 30, 2001, matures in July 2005 with a balloon payment due, and would require a property sale or refinancing at that time. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its obligations in 2001 or beyond.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,229.5 limited partnership units in the Partnership representing 18.78% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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

                                    Date: November 8, 2001