Form 10KSB
period 2001-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2002-04-01
CIK 759198

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $1,585,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership sold 22,036 units of Limited Partnership Interest ("Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from limited partners. In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution. The Partnership is engaged in the business of operating and holding real estate property for investment. All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 2001, the Partnership's sole investment property is Lakewood at Pelham. See "Item 2. Description of Property" for a further description of the Partnership's investment property.

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

The Registrant has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

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


                         Gross
                       Carrying    Accumulated  Depreciable              Federal
Property                 Value    Depreciation      Life     Method     Tax Basis
                           (in thousands)                             (in thousands)

Lakewood at Pelham
  Greenville, South
  Carolina              $ 6,423     $(4,272)        3-25       S/L       $ 1,140

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity       Due At
Property                    2001         Rate     Amortized    Date      Maturity (2)
                       (in thousands)                                   (in thousands)

Lakewood at Pelham
  1st mortgage            $ 5,463        8.1%        (1)     07/01/05      $ 5,151

(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

(2) See "Item 7. Financial Statements, Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy:

Average annual rental rate and occupancy for 2001 and 2000 for the property were as follows:

                                    Average Annual               Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
 Property                        2001            2000           2001        2000

 Lakewood at Pelham             $6,124          $5,843          94%          96%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for the property were as follows:

                                                2001            2001
                                               Billing          Rate
                                           (in thousands)

       Lakewood at Pelham                       $101            1.41%

Capital Improvements:

Lakewood at Pelham

The Partnership completed approximately $114,000 of capital improvements at Lakewood at Pelham during December 31, 2001, consisting primarily of structural improvements, interior building improvements, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $81,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are sufficient to cover the estimated costs of the capital improvements planned for the year 2002.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2001, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2001, the number of holders of record of the 17,196.39 Limited Partnership Units ("Units") was 1,056. Affiliates of the General Partner owned 3,636.5 units or 21.15% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were made in 2001 or 2000. See further discussion in "Item 6. Management's Discussion and Analysis or Plan of Operation" below.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,636.5 limited partnership units in the Partnership representing 21.15% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2001 was approximately $35,000 as compared to a net loss of approximately $83,000 for the year ended December 31, 2000. The decrease in net loss for the year ended December 31, 2001 is due to a decrease in total expenses. Total expenses decreased primarily due to a decrease in general and administrative expenses, which was partially offset by increases in operating expenses and property tax expense. General and administrative expenses decreased primarily due to decreases in legal expenses, audit fees, and professional fees associated with the management of the Partnership. Included in general and administrative expenses at both December 31, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement. Also included are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses increased primarily due to an increase in insurance expense at the Partnership's investment property. Property tax expense increased as a result of an increase in the assessed value of the Partnership's investment property, which was partially offset by a slight decrease in the tax rate. Depreciation expense and interest expense remained relatively constant for the comparable periods.

Total revenues remained relatively constant for the comparable periods, as a slight increase in rental income was offset by a slight decrease in other income. The increase in rental income is due to an increase in the average rental rate at the Partnership's investment property, which was partially offset by a decrease in occupancy along with an increase in concessions and bad debt expense. The decrease in other income is due to a slight decrease in interest income.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $895,000 as compared to approximately $782,000 at December 31, 2000. The increase in cash and cash equivalents of approximately $113,000 is due to approximately $308,000 of cash provided by operating activities, which was partially offset by approximately $120,000 of cash used in investing activities and approximately $75,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. No distributions were declared or paid during either of the years ended December 31, 2001 or 2000.

The mortgage indebtedness on Lakewood at Pelham of approximately $5,463,000 is being amortized over 30 years with a balloon payment due July 2005. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On March 9, 1987, the original general partners of the Partnership, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District of California
("Court"). The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course until the Court confirmed the Partnership's Plan of Reorganization (The "Plan") effective October 25, 1988. The Plan was approved by all required classes of creditors.

The Plan required that the Partnership make the following payments on October 20, 1998:

     1) First, all existing creditors, except prebankruptcy Class 12 creditors ($23,100), would be satisfied;

      2) Limited Partners, both original and substitute, who made additional capital contributions under the plan would receive a repayment of the additional contributions totaling approximately $730,000, if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds;

      3)    Class 12 creditors would be paid claims aggregating $23,100;

      4) Limited Partners who made additional capital contributions and were original Limited Partners would receive a repayment of their original capital contributions totaling approximately $9,818,000 if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds;

      5) Limited Partners who did not make additional capital contributions would receive a repayment of one-third of their original capital contributions (i.e., one-third of $1,200,000) if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds.

Additionally, the Plan required CRPTEX, Inc. to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as-needed basis. The Partnership received the $14,500 capital contribution but did not require the additional $117,500 to be loaned.

The payments required by numbers 1 and 3 above were timely satisfied. In addition, all other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property. With respect to the amounts due to the Limited Partners under numbers 2,4, and 5 above there were not sufficient funds available to completely satisfy these obligations at October 20, 1998.

It was not anticipated that at October 20, 1998 there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partners to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998 as required by the Plan from available funds. There is no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above. The General Partner has determined that although all of the required payments under the Plan to the Limited Partners were not made that no default exists and that it is proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds will be distributed during April 2002 in accordance with number 2 above. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,636.5 limited partnership units in the Partnership representing 21.15% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of KPMG LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

Independent Auditors' Report

The Partners
McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners (a California limited partnership), as of December 31, 2001, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McCombs Realty Partners as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP

Greenville, South Carolina
February 28, 2002

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001





Assets
   Cash and cash equivalents                                                 $ 895
   Receivables and deposits                                                      23
   Restricted escrow                                                             51
   Other assets                                                                  85
   Investment property (Notes B and E):
      Land                                                     $ 499
      Buildings and related personal property                   5,924
                                                                6,423
      Less accumulated depreciation                            (4,272)        2,151
                                                                            $ 3,205

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                        $ 15
      Tenant security deposit liabilities                                        11
      Accrued property taxes                                                    101
      Other liabilities                                                         136
      Mortgage note payable (Note B)                                          5,463

Partners' Deficit
   General Partner                                              $ --
   Limited partners (17,196.39 units issued and
      outstanding)                                             (2,521)       (2,521)
                                                                            $ 3,205

           See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 1,473      $ 1,470
   Other income                                                  112          118
      Total revenues                                           1,585        1,588

Expenses:
   Operating                                                     652          626
   General and administrative                                    130          216
   Depreciation                                                  273          276
   Interest                                                      464          469
   Property taxes                                                101           84
      Total expenses                                           1,620        1,671

Net loss (Note C)                                             $ (35)       $ (83)

Net loss allocated to general partner (1%)                    $ --         $ (1)
Net loss allocated to limited partners (99%)                     (35)         (82)
                                                              $ (35)       $ (83)

Net loss per limited partnership unit                        $ (2.04)     $ (4.77)


           See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' capital (deficit) at
  December 31, 1999                     17,196.39       $ 1       $(2,404)   $(2,403)

Net loss for the year ended
  December 31, 2000                            --          (1)        (82)       (83)

Partners' deficit at
  December 31, 2000                     17,196.39          --      (2,486)    (2,486)

Net loss for the year ended
  December 31, 2001                            --          --         (35)       (35)

Partners' deficit at
  December 31, 2001                     17,196.39       $ --      $(2,521)   $(2,521)


           See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (35)       $ (83)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                   273          276
     Amortization of loan costs                                      19           18
     Change in accounts:
       Receivables and deposits                                       8           83
       Other assets                                                   1           (3)
       Accounts payable                                              --          (44)
       Tenant security deposit liabilities                           (6)          (2)
       Accrued property taxes                                        18            1
       Other liabilities                                             30           33

          Net cash provided by operating activities                 308          279

Cash flows from investing activities:
  Property improvements and replacements                           (114)        (198)
  Net (deposits to) receipts from restricted escrows                 (6)         176

          Net cash used in investing activities                    (120)         (22)

Cash flows used in financing activities:
  Payments on mortgage note payable                                 (75)         (68)

Net increase in cash and cash equivalents                           113          189

Cash and cash equivalents at beginning of year                      782          593

Cash and cash equivalents at end of year                         $ 895        $ 782

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 446        $ 452

At December 31, 1999, property improvements and replacements and accounts payable were adjusted by approximately $88,000 for non-cash activity.

           See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                     Notes to Consolidated Financial Statements

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

The Partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 22, 1984. The Partnership's general partner is CRPTEX, Inc., a Texas Corporation (formerly known as Capital Realty Group Property, Inc.). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2030, unless terminated prior to such date. The Partnership operates one apartment property located in South Carolina.

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from certain limited partners. In addition, per the Plan of Reorganization (The "Plan") (see below), the General Partner made a $14,500 capital contribution. There were 17,196.39 Limited Partnership units outstanding at December 31, 2001 and 2000.

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

      2) Limited Partners, both original and substitute, who made additional capital contributions under the plan would receive a repayment of the additional contributions totaling approximately $730,000, if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds;

      3)    Class 12 creditors would be paid claims aggregating $23,100;

      4) Limited Partners who made additional capital contributions and were original Limited Partners would receive a repayment of their original capital contributions totaling approximately $9,818,000 if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds;

      5) Limited Partners who did not make additional capital contributions would receive a repayment of one-third of their original capital contributions (i.e., one-third of $1,200,000) if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds.

Additionally, the Plan required CRPTEX, Inc. to make a capital contribution of $14,500 and loan or expend an additional $117,500 on behalf of the Partnership on an as-needed basis. The Partnership received the $14,500 capital contribution but did not require the additional $117,500 to be loaned.

The payments required by numbers 1 and 3 above were timely satisfied. In addition, all other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property. With respect to the amounts due to the Limited Partners under numbers 2,4, and 5 above there were not sufficient funds available to completely satisfy these obligations at October 20, 1998.

It was not anticipated that at October 20, 1998 there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partners to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998 as required by the Plan from available funds. There is no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above. The General Partner has determined that although all of the required payments under the Plan to the Limited Partners were not made that no default exists and that it is proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds will be distributed during April 2002 in accordance with number 2 above. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

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

Net income (loss) per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,196.39 in 2001 and 2000) and the net income
(loss) allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

Allocation of Cash Distributions

Prior to the effective date of the Partnership's Plan of Reorganization (October 25, 1988), cash available for distribution (as defined in the Partnership Agreement) was distributed 90% to the Limited Partners and 1% to the General Partner for their interest in profits and losses and 9% to the General Partner as a partnership management fee, which was considered an expense of the
Partnership. The General Partner was not to receive the 9% Partnership management fee during any year in which the Limited Partners did not receive cash distributions equal to 4% per annum on their adjusted capital contributions. Adjusted capital contributions are defined as original capital contributed, less distributions constituting a return of unused capital or cash proceeds from the sale or refinancing of Partnership properties. In accordance with the Plan of Reorganization, CRPTEX waived the subordinated Partnership management fee in return for the ability to receive real estate commissions that are not subordinated to the cumulative return (as defined in the Partnership Agreement). Accordingly under the Plan of Reorganization, cash available for distribution shall be distributed 99% to the Limited Partners and 1% to the General Partner. However, CRPTEX is entitled to 1% of the amounts allocated to the Limited Partners and 1% of the amounts allocated to the General Partner.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

The investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

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

Loan Costs

Loan  costs  of  approximately  $193,000,   less  accumulated   amortization  of
approximately $124,000, are included in other assets and are being amortized over the life of the loan.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits. Cash balances include approximately $855,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $21,000 and $20,000 for the years ended December 31, 2001 and 2000, respectively.

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

Restricted Escrow - Replacement Reserve

At the time of the refinancing of the mortgage note payable in 1995, a replacement reserve account was established. This reserve is to be used for capital replacements at the apartment complex. At December 31, 2001, the account balance was approximately $51,000, which includes interest earned on these funds.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable

The principle terms of mortgage note payable are as follows:


                        Principal     Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest  Maturity       Due At
Property                  2001        Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Lakewood at Pelham
  1st mortgage           $ 5,463        $ 43        8.1%    07/01/05      $ 5,151

The mortgage indebtedness carries a stated interest rate of 8.1% and is being amortized over 30 years with a balloon payment due July 1, 2005. The investment property may not be sold subject to the existing indebtedness. Additionally, the mortgage note requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002               $ 80
                               2003                  87
                               2004                  95
                               2005               5,201
                                                $ 5,463

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2001         2000

Net loss as reported                         $  (35)       $  (83)
Deduct
  Depreciation and amortization                  (9)          (18)
  Other                                          (5)           (4)

Federal taxable loss                         $  (49)       $ (105)

Federal taxable loss per
 limited partnership unit                    $(2.82)       $(6.05)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):

Total partner's deficit - financial
  statement basis                                   $(2,521)
Current year tax basis net loss
  over financial statement net loss                     (14)
Prior year cumulative tax basis net loss
  over financial statement net loss                    (960)

Total partner's deficit - Federal
  income tax basis                                  $(3,495)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the years ended December 31, 2001 and 2000 (in thousands):

                                                          2001      2000
Property management fees (included in operating
  expenses)                                               $ 81      $ 79
Reimbursement for services from affiliates
  (included in general and administrative expenses
  and investment property)                                   73        76

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $79,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $73,000 and $76,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $14,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,636.5 limited partnership units in the Partnership representing 21.15% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)


                                                          Buildings         Cost
                                                         and Related    Written Down
                                                           Personal     Subsequent to
Description                Encumbrances       Land         Property      Acquisition
                          (in thousands)                               (in thousands)

Lakewood at Pelham           $ 5,463          $ 695        $ 6,730         $(1,002)


            Gross Amount At Which Carried
                   At December 31, 2001
                      (in thousands)
                         Buildings
                            And
                          Related                             Date of
                         Personal              Accumulated   Construc-    Date     Depreciable
Description      Land    Property    Total    Depreciation      tion    Acquired    Life-Years
                                             (in thousands)
Lakewood at
  Pelham        $ 499     $ 5,924   $ 6,423     $(4,272)        1980      01/85        3-25

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $ 6,309       $ 6,199
    Property improvements                           114           110
Balance at end of year                          $ 6,423       $ 6,309

Accumulated Depreciation
Balance at beginning of year                    $ 3,999       $ 3,723
    Additions charged to expense                    273           276
Balance at end of year                          $ 4,272       $ 3,999

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $9,066,000 and $8,952,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $7,926,000 and $7,635,000, respectively.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $29,000 and tax-related services of approximately $15,000.

Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor its director or any of its officers during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage
AIMCO Properties L.P.
  (an affiliate of AIMCO)                   3,636.5            21.15%

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No officers or director of CRPTEX, Inc. own any Limited Partnership Units in the Partnership.

No general partners or officers or director of the General Partner of the Partnership possess the right to acquire a beneficial ownership of interests of the Partnership.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during each of the years ended December 31, 2001 and 2000 (in thousands):

                                                         2001       2000

Property management fees                                 $ 81       $ 79

Reimbursement for services from affiliates                 73         76

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $79,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $73,000 and $76,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $14,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,636.5 limited partnership units in the Partnership representing 21.15% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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


/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

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