Form 10QSB
period 2002-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2002-05-13
CIK 759198

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

                   For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                             $    706
   Receivables and deposits                                                    19
   Restricted escrow                                                           68
   Other assets                                                               105
   Investment property:
       Land                                               $    499
       Buildings and related personal property               5,964
                                                             6,463
       Less accumulated depreciation                        (4,340)         2,123
                                                                         $  3,021
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     34
   Tenant security deposit liabilities                                         11
   Accrued property taxes                                                      26
   Other liabilities                                                           75
   Mortgage note payable                                                    5,444

Partners' Deficit
   General partner                                        $     --
   Limited partners (17,196.39 units
      issued and outstanding)                               (2,569)        (2,569)
                                                                         $  3,021

            See Accompanying Notes to Consolidated Financial Statements

b)

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)




                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:
   Rental income                                             $  325       $  371
   Other income                                                  22           31
       Total revenues                                           347          402

Expenses:
   Operating                                                    153          143
   General and administrative                                    33           35
   Depreciation                                                  68           66
   Interest                                                     115          117
   Property taxes                                                26           23
       Total expenses                                           395          384

Net (loss) income                                            $  (48)      $   18

Net (loss) income allocated to general partner (1%)          $   --       $   --
Net (loss) income allocated to limited partners (99%)           (48)          18
                                                             $  (48)      $   18

   Net (loss) income per limited partnership unit            $(2.79)      $ 1.05


            See Accompanying Notes to Consolidated Financial Statements

c)

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2001                17,196.39    $    --     $ (2,521)   $  (2,521)

Net loss for the three months
   ended March 31, 2002                    --         --          (48)         (48)

Partners' deficit
   at March 31, 2002                17,196.39      $ --      $ (2,569)    $ (2,569)


            See Accompanying Notes to Consolidated Financial Statements

d)
                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                               $ (48)      $ 18
  Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Depreciation                                                    68          66
     Amortization of loan costs                                       5           5
     Change in accounts:
       Receivables and deposits                                       4           8
       Other assets                                                 (25)        (16)
       Accounts payable                                              19          --
       Tenant security deposit liabilities                           --          (1)
       Accrued property taxes                                       (75)        (60)
       Other liabilities                                            (61)        (35)

         Net cash used in operating activities                     (113)        (15)

Cash flows from investing activities:
  Property improvements and replacements                            (40)        (27)
  Net deposits to restricted escrows                                (17)        (17)

         Net cash used in investing activities                      (57)        (44)

Cash flows used in financing activities:
  Payments on mortgage note payable                                 (19)        (18)

Net decrease in cash and cash equivalents                          (189)        (77)

Cash and cash equivalents at beginning of period                    895         782

Cash and cash equivalents at end of period                        $ 706       $ 705

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 110       $ 112


            See Accompanying Notes to Consolidated Financial Statements

e)
                             MCCOMBS REALTY PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Plan of Reorganization

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

      5) Limited Partners who did not make additional capital contributions would receive a repayment of one-third of their original capital contributions (i.e., one-third of $1,200,000); if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds was distributed subsequent to March 31, 2002 in accordance with number 2 above. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $19,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $19,000 and $20,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakewood at Pelham                            85%        95%
        Greenville, South Carolina

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to increased market competition as a result of the slowdown in the economy in the Greenville area.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2002, was approximately $48,000 as compared to net income of approximately $18,000 for the three months ended March 31, 2001. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased primarily due to a decrease in rental income and, to a lesser extent, a decrease in other income. Rental income decreased primarily due to a decrease in occupancy, slightly offset by an increase in the average rental rate, at the Registrant's investment property. The decrease in other income is primarily due to a decrease in interest income.

The increase in total expenses is due to an increase in operating expenses. Operating expenses increased primarily due to an increase in insurance expense as a result of a higher insurance premium at the investment property. General and administrative, depreciation, interest and property tax expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $706,000 as compared to approximately $705,000 at March 31, 2001. The decrease in cash and cash equivalents of approximately $189,000, from the Partnership's calendar year end, is due to approximately $113,000 of cash used in operating activities, approximately $57,000 of cash used in investing activities, and approximately $19,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned at the Partnership's investment property are detailed below.

For 2002, the Partnership has budgeted approximately $94,000 for capital improvements at Lakewood at Pelham, consisting primarily of interior building improvements and floor covering replacement. The Partnership completed approximately $40,000 in capital expenditures at Lakewood at Pelham as of March 31, 2002, consisting primarily of structural building improvements and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness on Lakewood at Pelham of approximately $5,444,000 is being amortized over 30 years with a balloon payment due July 2005. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

      5) Limited Partners who did not make additional capital contributions would receive a repayment of one-third of their original capital contributions (i.e., one-third of $1,200,000); if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds was distributed subsequent to March 31, 2002 in accordance with number 2 above. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 3,636.5 limited partnership units in the Partnership representing 21.15% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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

                               Date:     May 13, 2002