Form 10QSB
period 2002-06-30
MCCOMBS REALTY PARTNERS LTD
filed 2002-08-14
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 161
   Receivables and deposits                                                      20
   Restricted escrow                                                             73
   Other assets                                                                  90
   Investment property:
       Land                                                   $ 499
       Buildings and related personal property                 5,996
                                                               6,495
       Less accumulated depreciation                          (4,408)         2,087
                                                                            $ 2,431
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 11
   Tenant security deposit liabilities                                           12
   Accrued property taxes                                                        52
   Other liabilities                                                             91
   Mortgage note payable                                                      5,424

Partners' Deficit
   General partner                                             $ (1)
   Limited partners (17,196.39 units
      issued and outstanding)                                 (3,158)        (3,159)
                                                                            $ 2,431


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2002         2001         2002        2001
Revenues:
  Rental income                         $ 329        $ 386        $ 654        $ 757
  Other income                              37           25           59           56
       Total revenues                      366          411          713          813

Expenses:
  Operating                                153          162          306          305
  General and administrative                32           35           65           70
  Depreciation                              68           70          136          136
  Interest                                 115          116          230          233
  Property taxes                            26           26           52           49
       Total expenses                      394          409          789          793

Net (loss) income                       $ (28)        $ 2         $ (76)       $ 20

Net (loss) income allocated to
  general partner                        $ --         $ --         $ --        $ --
Net (loss) income allocated to
  limited partners                         (28)           2          (76)          20
                                        $ (28)        $ 2         $ (76)       $ 20
Net (loss) income per limited
 partnership unit                      $ (1.63)      $ .12       $ (4.42)     $ 1.16

Distribution per limited
 partnership unit                      $ 32.62        $ --       $ 32.62       $ --
            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2001                17,196.39      $ --       $(2,521)     $(2,521)

Distribution to partners                              (1)        (561)        (562)

Net loss for the six months
   ended June 30, 2002                     --         --          (76)         (76)

Partners' deficit at
   June 30, 2002                    17,196.39      $ (1)      $(3,158)     $(3,159)


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (76)       $ 20
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Depreciation                                                   136         136
     Amortization of loan costs                                      10          10
     Bad debt expense                                                41          21
     Change in accounts:
       Receivables and deposits                                     (38)        (13)
       Other assets                                                 (15)         (9)
       Accounts payable                                              (4)          3
       Tenant security deposit liabilities                            1          (3)
       Accrued property taxes                                       (49)        (34)
       Other liabilities                                            (45)        (17)
         Net cash (used in) provided by operating
           activities                                               (39)        114

Cash flows from investing activities:
  Property improvements and replacements                            (72)        (78)
  Net (deposits to) receipts from restricted escrows                (22)          1
         Net cash used in investing activities                      (94)        (77)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (39)        (37)
  Distribution to partners                                         (562)         --
         Net cash used in financing activities                     (601)        (37)

Net decrease in cash and cash equivalents                          (734)         --

Cash and cash equivalents at beginning of period                    895         782

Cash and cash equivalents at end of period                       $ 161        $ 782

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 220        $ 224

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds was distributed during the six months ended June 30, 2002 in accordance with number 2 above. In addition, approximately $32,000 was distributed from recent operations during the six months ended June 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $40,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $37,000 for both the six months ended June 30, 2002 and 2001, which are included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakewood at Pelham                            88%        96%
        Greenville, South Carolina

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to increased market competition as a result of the slowdown in the economy in the Greenville area.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2002 was approximately $28,000 and $76,000, respectively, compared to net income of approximately $2,000 and $20,000, respectively, for the three and six months ended June 30, 2001. The decrease in net income for both the three and six months ended June 30, 2002 is primarily due to a decrease in total revenues. The decrease in total revenues for the three months ended June 30, 2002 was partially offset by a slight decrease in total expenses. Total revenues decreased for both the three and six months ended June 30, 2002 due to a decrease in rental income and for the three months ended June 30, 2002 was partially offset by an increase in other income. The decrease in rental income for both the three and six months ended June 30, 2002 is due to the decrease in occupancy at Lakewood at Pelham, a decrease in the average rental rates charged, an increase in bad debt expense, and an increase in concessions at the property. The increase in other income for the three months ended June 30, 2002 is primarily due to an increase in lease cancellation fees. Other income remained relatively constant for the six months ended June 30, 2002.

The decrease in total expenses for the three months ended June 30, 2002 is primarily due to a decrease in operating expense. The decrease in operating expense is primarily due to decreases in payroll related expenses, advertising expense, and management fees. The decrease in operating expense was partially offset by increases in utility expenses and insurance expense as a result of higher insurance premiums at the property. Operating expense remained relatively constant for the six months ended June 30, 2002 as an increase in insurance expense was offset by a decrease in management fees and payroll related expenses. General and administrative, depreciation, interest, and property tax expenses remained relatively constant for both the three and six months ended June 30, 2002.

Included in general and administrative expenses at both June 30, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $161,000 as compared to approximately $782,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $734,000, from the Partnership's calendar year end, is due to approximately $601,000 of cash used in financing activities, approximately $94,000 of cash used in investing activities, and approximately $39,000 of cash used in operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

For 2002, the Partnership has budgeted approximately $110,000 for capital improvements at Lakewood at Pelham, consisting primarily of interior building improvements, lighting, and floor covering replacement. The Partnership completed approximately $72,000 in capital expenditures at Lakewood at Pelham as of June 30, 2002, consisting primarily of structural and interior building improvements and floor covering replacement. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserve balances.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness on Lakewood at Pelham of approximately $5,424,000 is being amortized over 30 years with a balloon payment due July 2005. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 ($30.82 per limited partnership unit) which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds was distributed during the six months ended June 30, 2002 in accordance with number 2 above. In addition, approximately $32,000 (approximately $31,000 to the limited partners or $1.80 per limited partnership unit) was distributed from recent operations during the six months ended June 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,666.5 limited partnership units in the Partnership representing 21.32% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amended and Restated Certificate and Agreement of Limited Parnters of McCombs Realty Partners, a California Limited Partnership, incorporated by reference to the exhibits to the Registrant's Annual Report filed on Form 10-K, filed on April 13, 1990.

                  Exhibit 3.2, Certificate of Limited Partnership of the Partnership, incorporated by reference to the exhibits to the Registrant's Annual Report filed on Form 10-K, filed on April 13, 1990.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K/A dated June 27, 2002 and filed on July 16, 2002, disclosing the dismissal of KPMG LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

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



                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.