Form 10QSB
period 2002-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2002-11-14
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                 For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 200
   Receivables and deposits                                                      25
   Restricted escrow                                                             78
   Other assets                                                                  78
   Investment property:
       Land                                                   $ 499
       Buildings and related personal property                 6,031
                                                               6,530
       Less accumulated depreciation                          (4,473)         2,057
                                                                            $ 2,438
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 3
   Tenant security deposit liabilities                                           17
   Accrued property taxes                                                        78
   Other liabilities                                                            127
   Mortgage note payable                                                      5,404

Partners' Deficit
   General partner                                             $ (1)
   Limited partners (17,196.39 units
      issued and outstanding)                                 (3,190)        (3,191)
                                                                            $ 2,438


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                         2002         2001         2002        2001
Revenues:
  Rental income                         $ 336        $ 363        $ 990       $ 1,120
  Other income                              28           31           87           87
       Total revenues                      364          394        1,077        1,207

Expenses:
  Operating                                157          173          463          478
  General and administrative                33           32           98          102
  Depreciation                              65           65          201          201
  Interest                                 115          117          345          350
  Property taxes                            26           26           78           75
       Total expenses                      396          413        1,185        1,206

Net (loss) income                       $ (32)       $ (19)       $ (108)       $ 1

Net income allocated to
  general partner                        $ --         $ --         $ --        $ --
Net (loss) income allocated to
  limited partners                         (32)         (19)        (108)           1
                                        $ (32)       $ (19)       $ (108)       $ 1
Net (loss) income per limited
 partnership unit                      $ (1.86)     $ (1.10)     $ (6.28)      $ .06

Distribution per limited
 partnership unit                        $ --         $ --       $ 32.62       $ --


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2001                17,196.39      $ --       $(2,521)     $(2,521)

Distribution to partners                              (1)        (561)        (562)

Net loss for the nine months
   ended September 30, 2002                --         --         (108)        (108)

Partners' deficit at
   September 30, 2002               17,196.39      $ (1)      $(3,190)     $(3,191)


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002       2001
Cash flows from operating activities:
  Net (loss) income                                              $ (108)       $ 1
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation                                                   201         201
     Amortization of loan costs                                      14          14
     Bad debt expense                                                52          28
     Change in accounts:
       Receivables and deposits                                     (54)        (17)
       Other assets                                                  (7)        (12)
       Accounts payable                                             (12)         16
       Tenant security deposit liabilities                            6          (6)
       Accrued property taxes                                       (23)         (8)
       Other liabilities                                             (9)        (18)
         Net cash provided by operating activities                   60         199

Cash flows from investing activities:
  Property improvements and replacements                           (107)        (94)
  Net deposits to restricted escrows                                (27)         --
         Net cash used in investing activities                     (134)        (94)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (59)        (55)
  Distribution to partners                                         (562)         --
         Net cash used in financing activities                     (621)        (55)

Net (decrease) increase in cash and cash equivalents               (695)         50

Cash and cash equivalents at beginning of period                    895         782

Cash and cash equivalents at end of period                       $ 200        $ 832

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 331        $ 335


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Plan required that the Partnership make certain payments to its secured creditors and others on or before October 20, 1995. These payments were made on or about June 25, 1995, when the Partnership refinanced the outstanding mortgages encumbering the property. The Plan also required that the Partnership make the following distributions on October 20, 1998, from available cash:

      1) First, Limited Partners, both original and substitute, who made additional capital contributions under the plan would receive a repayment of the additional contributions totaling approximately $730,000; if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds;

      2) Second, Class 12 unsecured creditors ($23,100) would be paid on their claims;

      3) Third, Limited Partners who made additional capital contributions and were original Limited Partners would receive a repayment of their original capital contributions totaling approximately $9,818,000; if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion of available cash less a pro-rata portion reserved for one third of the existing capital contributions of non-contributing Limited Partners would be paid based upon available funds;

      4) Fourth, Limited Partners who did not make additional capital contributions would receive a repayment of one-third of their original capital contributions (i.e., one-third of $1,200,000); if sufficient funds were unavailable to fully satisfy this amount then a pro-rata portion would be paid based upon available funds.

Additionally, the Plan required CRPTEX, Inc. to make a capital contribution of $14,500 and loan an additional $117,500 on behalf of the Partnership. The Partnership received the $14,500 capital contribution but did not receive or require the additional $117,500 to be loaned.

The payments required by number 2 above were timely made. With respect to the amounts due to the Limited Partners under numbers 1, 3, and 4 above, there were not sufficient funds available to completely satisfy these obligations at October 20, 1998.

It was not anticipated that at October 20, 1998, there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998, as required by the Plan from available funds. There is no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above. The General Partner has determined that although all of the required payments due under the Plan to the Limited Partners were not made that the Partnership is not in any material financial default in connection with its prior bankruptcy. In addition, the General Partner believes that it is proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000, which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the nine months ended September 30, 2002 in accordance with number 2 above. In addition, approximately $32,000 was distributed from recent operations during the nine months ended September 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $56,000 and $60,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $55,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakewood at Pelham                            89%        95%
        Greenville, South Carolina

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to increased market competition as a result of the slowdown in the economy in the Greenville area.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2002 was approximately $32,000 and $108,000, respectively, compared to a net loss of approximately $19,000 and net income of approximately $1,000, respectively, for the three and nine months ended September 30, 2001. The decrease in net income for both the three and nine months ended September 30, 2002 is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased for both the three and nine months ended September 30, 2002 due to a decrease in rental income. The decrease in rental income is primarily due to the decrease in occupancy discussed above, a decrease in the average rental rates charged, and an increase in bad debt expense at Lakewood at Pelham. Other income remained relatively constant for both the three and nine months ended September 30, 2002.

The decrease in total expenses for both the three and nine months ended September 30, 2002 is primarily due to a decrease in operating expenses. The decrease in total expenses for the nine months ended September 30, 2002 is also due to a lesser extent to a decrease in interest expense. The decrease in operating expenses for both the three and nine months ended September 30, 2002 is primarily due to a decrease in insurance expense as a result of a reduced hazard insurance premium and management fees as a result of the decrease in total revenues, partially offset by an increase in maintenance expense at the property. The decrease in interest expense for the nine months ended September 30, 2002 is primarily a result of scheduled principal payments which reduced the carrying balance of the mortgage encumbering the property. General and administrative, depreciation, and property tax expenses remained relatively constant for both the three and nine months ended September 30, 2002.

Included in general and administrative expenses at both September 30, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $200,000 as compared to approximately $832,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $695,000, from the Partnership's calendar year end, is due to approximately $621,000 of cash used in financing activities and approximately $134,000 of cash used in investing activities, partially offset by approximately $60,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned at the Partnership's investment property are detailed below.

For 2002, the Partnership has budgeted approximately $109,000 for capital improvements at Lakewood at Pelham, consisting primarily of interior building improvements, lighting, and floor covering replacement. The Partnership completed approximately $107,000 in capital expenditures at Lakewood at Pelham as of September 30, 2002, consisting primarily of structural and interior building improvements, air conditioning unit upgrades, and floor covering replacement. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserve balances.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness on Lakewood at Pelham of approximately $5,404,000 is being amortized over 30 years with a balloon payment due July 2005. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

The payments required by numbers 1 and 3 above were timely satisfied. In addition, all other claims provided for in the Plan then outstanding were settled on June 25, 1995 when the Partnership refinanced the then outstanding mortgages encumbering the property. With respect to the amounts due to the Limited Partners under numbers 2, 4, and 5 above there were not sufficient funds available to completely satisfy these obligations at October 20, 1998.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 2, 4, and 5 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 ($30.82 per limited partnership unit) which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds was distributed during the nine months ended September 30, 2002 in accordance with number 2 above. In addition, approximately $32,000 (approximately $31,000 to the limited partners or $1.80 per limited partnership unit) was distributed from recent operations during the nine months ended September 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units in the Partnership representing 21.44% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amended and Restated Certificate and Agreement of Limited Partners of McCombs Realty Partners, a California Limited Partnership, incorporated by reference to the exhibits to the Registrant's Annual Report filed on Form 10-K, filed on April 13, 1990.

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



                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of McCombs Realty Partners;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                 -----------------------
                                 Patrick J. Foye
                                 Executive Vice President  of  CRPTEX,   Inc.,
                                 equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of McCombs Realty Partners;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                -----------------------
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of CRPTEX, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           --------------------
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           --------------------
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.