Form 10KSB
period 2002-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2003-03-31
CIK 759198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $1,423,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership sold 22,036 units of Limited Partnership Interest ("Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from certain limited partners. In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution. The Partnership is engaged in the business of operating and holding real estate property for investment. All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 2002, the Partnership's sole investment property is Lakewood at Pelham. See "Item 2. Description of Property" for a further description of the Partnership's investment property.

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

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


                         Gross
                       Carrying    Accumulated  Depreciable              Federal
Property                 Value    Depreciation      Life     Method     Tax Basis
                           (in thousands)                             (in thousands)

Lakewood at Pelham
  Greenville, South
  Carolina              $ 6,536     $(4,539)      3-30 yrs     S/L        $ 972

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity       Due At
Property                    2002         Rate     Amortized    Date      Maturity (2)
                       (in thousands)                                   (in thousands)

Lakewood at Pelham
  1st mortgage            $ 5,383        8.1%        (1)     07/01/05      $ 5,151

(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

(2) See "Note B - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for other specific details about the loan.

Schedule of Rental Rate and Occupancy:

Average annual rental rate and occupancy for 2002 and 2001 for the property were as follows:

                                    Average Annual               Average Annual
                                      Rental Rate                  Occupancy
                                   (per unit)
 Property                        2002            2001           2002        2001

 Lakewood at Pelham             $5,891          $6,137          89%          94%

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to increased market competition in the Greenville area.

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for the property were as follows:

                                                2002            2002
                                               Billing          Rate
                                           (in thousands)

       Lakewood at Pelham                       $104            1.46%

Capital Improvements:

Lakewood at Pelham

The Partnership completed approximately $113,000 of capital improvements at Lakewood at Pelham during December 31, 2002, consisting primarily of structural improvements, interior building improvements, air conditioning upgrades, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year, and currently expects to budget approximately $81,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. Partnership reserves are currently sufficient to cover the estimated costs of the capital improvements planned for the year 2003.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2002, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2002, the number of holders of record of the 17,172.43 Limited Partnership Units ("Units") was 1,052. Affiliates of the General Partner owned 3,686.50 units or 21.47% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 2002, the number of Limited Partnership Units decreased by 23.96 units, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the end of the year.

The following table sets forth the distributions made by the Partnership for the year ended December 31, 2002.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/02 - 12/31/02            $  562 (1)              $32.67

(1) Consists of approximately $530,000 to the limited partners who contributed additional capital in accordance with the Partnership's Plan of Reorganization (the "Plan") (as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation") and approximately $32,000 of cash from operations (approximately $31,000 to the limited partners).

There were no distributions to the partners during the year ended December 31, 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2003 or subsequent periods. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units in the Partnership representing 21.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2002 was approximately $132,000 as compared to a net loss of approximately $35,000 for the year ended December 31, 2001. The increase in net loss for the year ended December 31, 2002 is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income. The decrease in rental income is primarily due to the decrease in occupancy, a decrease in the average rental rate charged and an increase in bad debt expense at Lakewood at Pelham. Other income remained relatively constant for the comparable periods, as increases in lease cancellation fees and late charges at the property were offset by a decrease in interest income as a result of lower cash balances in interest bearing accounts.

Total expenses decreased primarily due to a decrease in operating expenses, and, to a lesser extent, a decrease in general and administrative expenses. The decrease in operating expenses is primarily due to decreases in payroll related expenses and insurance expense as a result of a reduced hazard insurance premium. The decrease in general and administrative expenses is due to a decrease in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001 are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation, interest, and property tax expenses remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $82,000 as compared to approximately $895,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $813,000 is due to approximately $642,000 of cash used in financing activities, approximately $143,000 of cash used in investing activities and approximately $28,000 of cash used in operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local and legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year, and currently expects to budget approximately $81,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness on Lakewood at Pelham of approximately $5,383,000 is being amortized over 30 years with a balloon payment due July 2005. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

      2) Second, Class 12 unsecured creditors($23,100) would be paid on their claims;

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 ($30.86 per limited partnership unit) which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 (approximately $31,000 to the limited partners or $1.81 per limited partnership unit) was distributed from recent operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units in the Partnership representing 21.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors - As of and for the year ended December 31, 2002

      Independent Auditors' Report - for the year ended December 31, 2001

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS









The Partners
McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McCombs Realty Partners at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                          Independent Auditors' Report

The Partners
McCombs Realty Partners

We have audited the accompanying consolidated statements of operations, changes in partners' deficit and cash flows of McCombs Realty Partners (the "Partnership") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of McCombs Realty Partners for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP

Greenville, South Carolina
February 28, 2002

           See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                $    82
   Receivables and deposits                                                      39
   Restricted escrow                                                             81
   Other assets                                                                  64
   Investment property (Notes B and E):
      Land                                                     $  499
      Buildings and related personal property                   6,037
                                                                6,536
      Less accumulated depreciation                            (4,539)        1,997
                                                                            $ 2,263

Liabilities and Partners' Deficit
Liabilities
    Accounts payable                                                          $ 16
    Tenant security deposit liabilities                                          18
    Other liabilities                                                            61
    Mortgage note payable (Note B)                                            5,383

Partners' Deficit
   General Partner                                              $ (1)
   Limited partners (17,172.43 units issued and
      outstanding)                                             (3,214)       (3,215)
                                                                            $ 2,263

          See Acccompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Rental income                                             $ 1,307      $ 1,473
   Other income                                                  116          112
      Total revenues                                           1,423        1,585

Expenses:
   Operating                                                     607          652
   General and administrative                                    118          130
   Depreciation                                                  267          273
   Interest                                                      458          464
   Property taxes                                                105          101
      Total expenses                                           1,555        1,620

Net loss (Note C)                                            $ (132)       $ (35)

Net loss allocated to general partner                         $ --         $ --
Net loss allocated to limited partners                          (132)         (35)
                                                             $ (132)       $ (35)

Net loss per limited partnership unit                        $ (7.69)     $ (2.04)
Distribution per limited partnership unit                    $ 32.67       $ --

          See Acccompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' deficit at
  December 31, 2000                     17,196.39       $ --      $(2,486)   $(2,486)

Net loss for the year ended
  December 31, 2001                            --          --         (35)       (35)

Partners' deficit at
  December 31, 2001                     17,196.39          --      (2,521)    (2,521)

Distribution to partners                       --         (1)        (561)      (562)

Net loss for the year ended
  December 31, 2002                            --          --        (132)      (132)

Abandonment of Limited Partnership
 Units (Note F)                            (23.96)         --          --         --

Partners' deficit at
  December 31, 2002                     17,172.43       $ (1)     $(3,214)   $(3,215)

          See Acccompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (132)      $ (35)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
     Depreciation                                                   267          273
     Amortization of loan costs                                      19           19
     Bad debt expense                                                61           43
     Change in accounts:
       Receivables and deposits                                     (77)         (35)
       Other assets                                                   2            1
       Accounts payable                                               1           --
       Tenant security deposit liabilities                            7           (6)
       Accrued property taxes                                      (101)          18
       Other liabilities                                            (75)          30

          Net cash (used in) provided by operating
             activities                                             (28)         308

Cash flows from investing activities:
  Property improvements and replacements                           (113)        (114)
  Net deposits to restricted escrows                                (30)          (6)

          Net cash used in investing activities                    (143)        (120)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (80)         (75)
  Distribution to partners                                         (562)          --

          Net cash used in financing activities                    (642)         (75)

Net (decrease) increase in cash and cash equivalents               (813)         113

Cash and cash equivalents at beginning of year                      895          782

Cash and cash equivalents at end of year                          $ 82        $ 895

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 439        $ 446

          See Acccompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                     Notes to Consolidated Financial Statements

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

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

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from certain limited partners. In addition, per the Plan of Reorganization (The "Plan") (see below), the General Partner made a $14,500 capital contribution. There were 17,172.43 and 17,196.39 Limited Partnership units outstanding at December 31, 2002 and 2001, respectively (see "Note F - Abandonment of Limited Partnership Units").

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

      2) Second, Class 12 unsecured creditors($23,100) would be paid on their claims;

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000, which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from recent operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

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

Net income (loss) per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,172.43 and 17,196.39 in 2002 and 2001, respectively) and the net income (loss) allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

The investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $19,000 in 2002 compared to 2001.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. The General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Loan Costs

Loan costs of approximately $193,000, less accumulated amortization of approximately $143,000, are included in other assets and are being amortized over the life of the loan. Amortization expense for 2002 was approximately $19,000 and is included in interest expense. Amortization expense is expected to be approximately $19,000 for each of the years 2003 and 2004 and approximately $12,000 in 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits. Cash balances include approximately $75,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $20,000 and $21,000 for the years ended December 31, 2002 and 2001, respectively.

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

Restricted Escrow - Replacement Reserve

At the time of the refinancing of the mortgage note payable in 1995, a replacement reserve account was established. This reserve is to be used for capital replacements at the apartment complex. At December 31, 2002, the account balance was approximately $81,000, which includes interest earned on these funds.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards, Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable

The principle terms of mortgage note payable are as follows:


                        Principal     Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest  Maturity       Due At
Property                  2002        Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Lakewood at Pelham
  1st mortgage           $ 5,383        $ 43        8.1%    07/01/05      $ 5,151

The mortgage indebtedness carries a stated interest rate of 8.1% and is being amortized over 30 years with a balloon payment due July 1, 2005. The investment property may not be sold subject to the existing indebtedness. Additionally, the mortgage note requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003             $    87
                               2004                  95
                               2005               5,201
                                                $ 5,383

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2002         2001

Net loss as reported                         $ (132)       $  (35)
Deduct
  Depreciation and amortization                 (14)           (9)
  Other                                         (16)           (5)

Federal taxable loss                         $ (162)       $  (49)

Federal taxable loss per
 limited partnership unit                    $(9.45)       $(2.82)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):

Total partner's deficit - financial
  statement basis                                   $(3,215)
Current year tax basis net loss
  over financial statement net loss                     (30)
Prior year cumulative tax basis net loss
  over financial statement net loss                    (973)

Total partner's deficit - Federal
  income tax basis                                  $(4,218)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $81,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $73,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units in the Partnership representing 21.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)


                                                          Buildings         Cost
                                                         and Related    Written Down
                                                           Personal     Subsequent to
Description                Encumbrances       Land         Property      Acquisition
                          (in thousands)                               (in thousands)

Lakewood at Pelham           $ 5,383          $ 695        $ 6,730         $ (889)


              Gross Amount At Which Carried
                   At December 31, 2002
                      (in thousands)
                         Buildings
                            And
                          Related                             Date of
                         Personal              Accumulated   Construc-    Date     Depreciable
Description      Land    Property    Total    Depreciation      tion    Acquired    Life-Years
                                             (in thousands)
Lakewood at
  Pelham        $ 499     $ 6,037   $ 6,536     $(4,539)        1980      01/85        3-30

Reconciliation of "investment property and accumulated depreciation":

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $ 6,423       $ 6,309
    Property improvements                           113           114
Balance at end of year                          $ 6,536       $ 6,423

Accumulated Depreciation
Balance at beginning of year                    $ 4,272       $ 3,999
    Additions charged to expense                    267           273
Balance at end of year                          $ 4,539       $ 4,272

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $9,179,000 and $9,066,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $8,207,000 and $7,926,000, respectively.

Note F - Abandonment of Limited Partnership Units

In 2002, the number of Limited Partnership Units decreased by 23.96 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the end of the year.

Note G - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective June 27, 2002, the General Partner dismissed its prior Independent Auditors, KPMG LLP and retained as its new Independent Auditors, Ernst & Young LLP. KPMG LLP Independent Auditors' Report on the Partnership's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the CRPTEX's directors. During the calendar year ended 2001 and through June 27, 2002, there were no disagreements between the Registrant and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective June 27, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through June 27, 2002, the Partnership did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

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

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $33,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor its director or any of its officers during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage
AIMCO Properties L.P.
  (an affiliate of AIMCO)                   3,686.50           21.47%

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $81,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $73,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units in the Partnership representing 21.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, Inc.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                                    Date: March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of McCombs Realty Partners;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                            /s/Patrick J. Foye
                            Patrick J. Foye
                            Executive   Vice   President   of   CRPTEX,    Inc.,
                            equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of McCombs Realty Partners;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

                                  EXHIBIT INDEX



Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; filed in Current Report on Form 8-K on October 16, 1998.

3.1 Amended and Restated Certificate and Agreement of Limited Partners of McCombs Realty Partners, a California Limited Partnership, incorporated by reference to the exhibits to the Registrant's Annual Report filed on Form 10-K, filed on April 13, 1990.

3.2 Certificate of Limited Partnership of the Partnership, incorporated by reference to the exhibits to the Registrant's Annual Report filed on Form 10-K, filed on April 13, 1990.

10(a)Mortgage and Security  Agreement  dated June 29, 1995 between Pelham Place,
     L.P. and First Union National Bank of North Carolina, securing Pelham Place Apartments, is incorporated by reference to Exhibit 10JJ(a) of the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1995.

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

99   Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of McCombs Realty Partners (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.