Form 10QSB
period 2003-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2003-05-15
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14570


                             MCCOMBS REALTY PARTNERS
             (Exact Name of Registrant as Specified in Its Charter)



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                             $     95
   Receivables and deposits                                                    35
   Restricted escrow                                                           98
   Other assets                                                                61
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,106
                                                             6,605
       Less accumulated depreciation                        (4,594)         2,011
                                                                         $  2,300
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     29
   Tenant security deposit liabilities                                         22
   Accrued property taxes                                                      25
   Other liabilities                                                          111
   Mortgage note payable                                                    5,362

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,172.43 units
      issued and outstanding)                               (3,248)        (3,249)
                                                                         $  2,300


            See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                  March 31,
                                                               2003         2002
Revenues:
   Rental income                                             $  298       $  325
   Other income                                                  37           22
   Casualty gain                                                 15           --
       Total revenues                                           350          347

Expenses:
   Operating                                                    147          153
   General and administrative                                    31           33
   Depreciation                                                  67           68
   Interest                                                     114          115
   Property taxes                                                25           26
       Total expenses                                           384          395

Net loss                                                     $  (34)      $  (48)

Net loss allocated to general partner                        $   --       $   --
Net loss allocated to limited partners                          (34)         (48)
                                                             $  (34)      $  (48)

Net loss per limited partnership unit                        $(1.98)      $(2.79)

            See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2002                17,172.43    $    (1)    $ (3,214)   $  (3,215)

Net loss for the three months
   ended March 31, 2003                    --         --          (34)         (34)

Partners' deficit
   at March 31, 2003                17,172.43      $ (1)     $ (3,248)    $ (3,249)


            See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2003        2002
Cash flows from operating activities:
  Net loss                                                        $ (34)      $ (48)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation                                                    67          68
     Amortization of loan costs                                       5           5
     Casualty gain                                                  (15)         --
     Change in accounts:
       Receivables and deposits                                       4           4
       Other assets                                                  (2)        (25)
       Accounts payable                                              13          19
       Tenant security deposit liabilities                            4          --
       Accrued property taxes                                        25         (75)
       Other liabilities                                             50         (61)

         Net cash provided by (used in) operating activities        117        (113)

Cash flows from investing activities:
  Insurance proceeds received                                        26          --
  Property improvements and replacements                            (92)        (40)
  Net deposits to restricted escrows                                (17)        (17)

         Net cash used in investing activities                      (83)        (57)

Cash flows used in financing activities:
  Payments on mortgage note payable                                 (21)        (19)

Net increase (decrease) in cash and cash equivalents                 13        (189)

Cash and cash equivalents at beginning of period                     82         895

Cash and cash equivalents at end of period                        $ 95        $ 706

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 109       $ 110

            See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The payments required by number 2 above were timely made. With respect to the amounts due to the Limited Partners under numbers 1, 3 and 4 above, there were not sufficient funds available to completely satisfy these obligations at October 20, 1998.

It was not anticipated that at October 20, 1998, there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998, as required by the Plan from available funds. There is no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above. The General Partner has determined that although all of the required payments due under the Plan to the Limited Partners were not made, that the Partnership is not in any material financial default in connection with its prior bankruptcy. In addition, the General Partner believes that it is proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

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

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $16,000 and $18,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $18,000 and $19,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses. Approximately $12,000 in reimbursement of accountable administrative expenses was accrued at March 31, 2003 and is included in other liabilities.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $23,000 and $28,000.

Note D - Casualty Event

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the three months ended March 31, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the three months ended March 31, 2003.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakewood at Pelham                            85%        85%
        Greenville, South Carolina

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $34,000 as compared to a net loss of approximately $48,000 for the three months ended March 31, 2002. The decrease in net loss is due to a decrease in total expenses. Total expenses decreased primarily due to a decrease in operating expenses. The decrease in operating expenses is primarily due to decreases in corporate housing and payroll related expenses, partially offset by an increase in maintenance expense as a result of an increase in floor covering repairs at the property. General and administrative, depreciation, interest, and property tax expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues remained relatively constant for the comparable periods, as increases in other income and the recognition of a casualty gain were offset by a decrease in rental income. The casualty gain is the result of an October 2002 fire which occurred at Lakewood at Pelham. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the three months ended March 31, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the three months ended March 31, 2003. The increase in other income is primarily due to increases in late charges and utility reimbursements, partially offset by a decrease in laundry income. Rental income decreased due to a decrease in the average rental rates charged at Lakewood at Pelham.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $95,000 as compared to approximately $706,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $13,000, from the Partnership's fiscal year end of December 31, 2002, is due to approximately $117,000 of cash provided by operating activities, partially offset by approximately $83,000 of cash used in investing activities and approximately $21,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender, partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2003, the Partnership completed approximately $92,000 of capital improvements at Lakewood at Pelham, consisting primarily of construction related to the fire which occurred at the property, as discussed in "Results of Operations", and floor covering replacement. These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $104,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacement, countertops, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness on Lakewood at Pelham of approximately $5,362,000 is being amortized over 30 years with a balloon payment due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

The payments required by number 2 above were timely made. With respect to the amounts due to the Limited Partners under numbers 1, 3 and 4 above, there were not sufficient funds available to completely satisfy these obligations at October 20, 1998.

It was not anticipated that at October 20, 1998, there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan. The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership's sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date. The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998, as required by the Plan from available funds. There is no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above. The General Partner has determined that although all of the required payments due under the Plan to the Limited Partners were not made, that the Partnership is not in any material financial default in connection with its prior bankruptcy. In addition, the General Partner believes that it is proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units (the "Units") in the Partnership representing 21.47% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

                  None.

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


                                    Date: May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.