Form 10QSB
period 2003-06-30
MCCOMBS REALTY PARTNERS LTD
filed 2003-08-13
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                             $     93
   Receivables and deposits                                                    43
   Restricted escrow                                                          114
   Other assets                                                                87
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,146
                                                             6,645
       Less accumulated depreciation                        (4,663)         1,982
                                                                         $  2,319
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     67
   Tenant security deposit liabilities                                         28
   Accrued property taxes                                                      50
   Other liabilities                                                           89
   Mortgage note payable                                                    5,340
   Due to affiliates                                                           24

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,172.43 units
      issued and outstanding)                               (3,278)        (3,279)
                                                                         $  2,319

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2003         2002         2003        2002
Revenues:
  Rental income                         $ 305        $ 329        $ 603        $ 654
  Other income                              46           37           83           59
  Casualty gain (Note D)                    --           --           15           --
       Total revenues                      351          366          701          713

Expenses:
  Operating                                146          153          293          306
  General and administrative                28           32           59           65
  Depreciation                              69           68          136          136
  Interest                                 113          115          227          230
  Property taxes                            25           26           50           52
       Total expenses                      381          394          765          789

Net loss                                $ (30)       $ (28)       $ (64)       $ (76)

Net loss allocated to general
  partner                                $ --         $ --         $ --        $ --
Net loss allocated to limited
  partners                                 (30)         (28)         (64)         (76)
                                        $ (30)       $ (28)       $ (64)       $ (76)
Net loss per limited partnership
 unit                                  $ (1.75)     $ (1.63)     $ (3.73)     $ (4.42)

Distribution per limited
 partnership unit                        $ --       $ 32.62        $ --       $ 32.62


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2002                17,172.43    $    (1)    $ (3,214)   $  (3,215)

Net loss for the six months
   ended June 30, 2003                     --         --          (64)         (64)

Partners' deficit
   at June 30, 2003                 17,172.43      $ (1)     $ (3,278)    $ (3,279)


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                    2003        2002
Cash flows from operating activities:
  Net loss                                                       $ (64)       $ (76)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation                                                   136         136
     Amortization of loan costs                                      10          10
     Bad debt expense                                                31          41
     Casualty gain                                                  (15)         --
     Change in accounts:
       Receivables and deposits                                     (35)        (38)
       Other assets                                                 (33)        (15)
       Accounts payable                                              51          (4)
       Tenant security deposit liabilities                           10           1
       Accrued property taxes                                        50         (49)
       Due to affiliates                                             24          --
       Other liabilities                                             28         (45)
         Net cash provided by (used in) operating
           activities                                               193         (39)

Cash flows from investing activities:
  Insurance proceeds received                                        26          --
  Property improvements and replacements                           (132)        (72)
  Net deposits to restricted escrows                                (33)        (22)
         Net cash used in investing activities                     (139)        (94)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (43)        (39)
  Distributions to partners                                          --        (562)
         Net cash used in financing activities                      (43)       (601)

Net increase (decrease) in cash and cash equivalents                 11        (734)

Cash and cash equivalents at beginning of period                     82         895

Cash and cash equivalents at end of period                        $ 93        $ 161

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 217        $ 220


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000, which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the six months ended June 30, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from recent operations during the six months ended June 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $33,000 and $37,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $30,000 and $37,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in general and administrative expenses. Approximately $24,000 in reimbursement of accountable administrative expenses was accrued at June 30, 2003 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the six months ended June 30, 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakewood at Pelham                            87%        88%
        Greenville, South Carolina

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2003 was approximately $30,000 and $64,000 as compared to a net loss of approximately $28,000 and $76,000 for the three and six months ended June 30, 2002. The decrease in net loss for the six months ended June 30, 2003 was due to a decrease in total expenses, partially offset by a decrease in total revenues. Net loss remained relatively constant for the three months ended June 30, 2003, as a decrease in total revenues was offset by a decrease in total expenses. Total expenses decreased for both the three and six months ended June 30, 2003 due to decreases in both operating and general and administrative expenses. Depreciation, interest, and property tax expenses remained relatively constant for the comparable periods. The decrease in operating expenses is primarily due to a decrease in corporate housing expense, and a decrease in payroll related expenses, partially offset by an increase in contract maintenance expense. General and administrative expense decreased primarily due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expense for the three and six months ended June 30, 2003 and 2002, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the six months ended June 30, 2003 due to a decrease in rental income, partially offset by an increase in other income and the recognition of a casualty gain. Total revenues decreased for the three months ended June 30, 2003 due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to the decreases in occupancy and average rental rates charged at Lakewood at Pelham, partially offset by a decrease in bad debt expense. Other income increased due to an increase in late charges and utility reimbursements. The casualty gain recognized during the six months ended June 30, 2003 is the result of an October 2002 fire which occurred at Lakewood at Pelham. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the six months ended June 30, 2003.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $93,000 as compared to approximately $161,000 at June 30, 2002. The increase in cash and cash equivalents of approximately $11,000, from the Partnership's year ended December 31, 2002, is due to approximately $193,000 of cash provided by operating activities, partially offset by approximately $139,000 of cash used in investing activities and approximately $43,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender, partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2003, the Partnership completed approximately $132,000 of capital improvements at Lakewood at Pelham, consisting primarily of construction related to the fire which occurred at the property, as discussed in "Results of Operations", and floor covering replacement. These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacement, countertops, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness on Lakewood at Pelham of approximately $5,340,000 is being amortized over 30 years with a balloon payment due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000, which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the six months ended June 30, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from recent operations during the six months ended June 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units (the "Units") in the Partnership representing 21.47% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                  Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of McCombs Realty Partners;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                 /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President of CRPTEX, Inc.,
                                 equivalent of the chief executive officer of
                                 the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of McCombs Realty Partners;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: August 13, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of CRPTEX, Inc., equivalent  of  the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.