Form 10QSB
period 2003-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2003-11-13
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                             $    108
   Receivables and deposits                                                    45
   Restricted escrow                                                          108
   Other assets                                                                77
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,158
                                                             6,657
       Less accumulated depreciation                        (4,730)         1,927
                                                                         $  2,265
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     57
   Tenant security deposit liabilities                                         31
   Accrued property taxes                                                      76
   Other liabilities                                                           87
   Mortgage note payable                                                    5,318
   Due to affiliates (Note C)                                                  39

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,172.43 units
      issued and outstanding)                               (3,342)        (3,343)
                                                                         $  2,265

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                         2003         2002         2003        2002
Revenues:
  Rental income                         $ 314        $ 336        $ 917        $ 990
  Other income                              42           28          125           87
  Casualty gain (Note D)                    --           --           15           --
       Total revenues                      356          364        1,057        1,077

Expenses:
  Operating                                188          157          481          463
  General and administrative                26           33           85           98
  Depreciation                              67           65          203          201
  Interest                                 113          115          340          345
  Property taxes                            26           26           76           78
       Total expenses                      420          396        1,185        1,185

Net loss                                $ (64)       $ (32)       $ (128)     $ (108)

Net loss allocated to
  general partner                        $ --         $ --         $ --        $ --
Net loss allocated to
  limited partners                         (64)         (32)        (128)        (108)
                                        $ (64)       $ (32)       $ (128)     $ (108)
Net loss per limited
 partnership unit                      $ (3.73)     $ (1.86)     $ (7.45)     $ (6.28)

Distribution per limited
 partnership unit                        $ --         $ --         $ --       $ 32.62


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2002                17,172.43    $    (1)    $ (3,214)   $  (3,215)

Net loss for the nine months
   ended September 30, 2003                --         --         (128)        (128)

Partners' deficit
   at September 30, 2003            17,172.43      $ (1)     $ (3,342)    $ (3,343)


            See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2003      2002
Cash flows from operating activities:
  Net loss                                                       $ (128)     $ (108)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                   203         201
     Amortization of loan costs                                      14          14
     Bad debt expense                                                53          52
     Casualty gain                                                  (15)         --
     Change in accounts:
       Receivables and deposits                                     (59)        (54)
       Other assets                                                 (27)         (7)
       Accounts payable                                              41         (12)
       Tenant security deposit liabilities                           13           6
       Accrued property taxes                                        76         (23)
       Due to affiliates                                             39          --
       Other liabilities                                             26          (9)
         Net cash provided by operating activities                  236          60

Cash flows from investing activities:
  Insurance proceeds received                                        26          --
  Property improvements and replacements                           (144)       (107)
  Net deposits to restricted escrows                                (27)        (27)
         Net cash used in investing activities                     (145)       (134)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (65)        (59)
  Distribution to partners                                           --        (562)
         Net cash used in financing activities                      (65)       (621)

Net increase (decrease) in cash and cash equivalents                 26        (695)

Cash and cash equivalents at beginning of period                     82         895

Cash and cash equivalents at end of period                       $ 108        $ 200

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 325        $ 331

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

      2) Second,Class 12 unsecured creditors ($23,100) would be paid on their claims;

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000, which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the nine months ended September 30, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the nine months ended September 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $51,000 and $56,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $45,000 and $54,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses. Approximately $39,000 in reimbursement of accountable administrative expenses was accrued at September 30, 2003 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the nine months ended September 30, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership recognized a casualty gain of approximately $15,000 from this event during the nine months ended September 30, 2003.

Note E - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakewood at Pelham                            89%        89%
        Greenville, South Carolina

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2003 was approximately $64,000 and $128,000, respectively, as compared to a net loss of approximately $32,000 and $108,000 for the three and nine months ended September 30, 2002. The increase in net loss for the three months ended September 30, 2003 is due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the nine months ended September 30, 2003 is due to a decrease in total revenues. Total expenses increased for the three months ended September 30, 2003 due to an increase in operating expenses, partially offset by a decrease in general and administrative expenses. Total expenses remained relatively constant for the nine months ended September 30, 2003, as an increase in operating expenses was offset by a decrease in general and administrative expenses. Depreciation, interest, and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in contract maintenance expense. General and administrative expenses decreased primarily due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the nine months ended September 30, 2003 is due to a decrease in rental income, partially offset by an increase in other income and the recognition of a casualty gain. The decrease in total revenues for the three months ended September 30, 2003 is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to a decrease in average rental rates charged at Lakewood at Pelham, partially offset by reduced concessions. Other income increased due to increases in late charges and utility reimbursements. The casualty gain recognized during the nine months ended September 30, 2003 is the result of an October 2002 fire which occurred at Lakewood at Pelham. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the nine months ended September 30, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership recognized a casualty gain of approximately $15,000 from this event during the nine months ended September 30, 2003.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental rate concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $108,000 as compared to approximately $200,000 at September 30, 2002. The increase in cash and cash equivalents of approximately $26,000, from December 31, 2002, is due to approximately $236,000 of cash provided by operating activities, partially offset by approximately $145,000 of cash used in investing activities and approximately $65,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender, partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2003, the Partnership completed approximately $144,000 of capital improvements at Lakewood at Pelham, consisting primarily of construction related to the fire which occurred at the property, as discussed in "Results of Operations", and floor covering replacement. These improvements were funded from operations, replacement reserves and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of countertops and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering Lakewood at Pelham of approximately $5,318,000 is being amortized over 30 years with a balloon payment of approximately $5,151,000 due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

      2) Second,Class 12 unsecured creditors ($23,100) would be paid on their claims;

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000, which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the nine months ended September 30, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the nine months ended September 30, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,686.5 limited partnership units (the "Units") in the Partnership representing 21.47% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                    Date: November 12, 2003

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


Date: November 12, 2003

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

Date: November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.