Form 10KSB
period 2003-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2004-03-26
CIK 759198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,416,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership sold 22,036 units of Limited Partnership Interest (the "Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from certain limited partners. In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution. The Partnership is engaged in the business of operating and holding real estate property for investment. All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 2003, the Partnership's sole investment property is Lakewood at Pelham. See "Item 2. Description of Property" for a further description of the Partnership's investment property.

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


                         Gross
                       Carrying    Accumulated  Depreciable              Federal
Property                 Value    Depreciation      Life     Method     Tax Basis
                           (in thousands)                             (in thousands)

Lakewood at Pelham
  Greenville, South
  Carolina              $ 6,671     $(4,798)      3-30 yrs     S/L        $ 976

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity       Due At
Property                    2003         Rate     Amortized    Date      Maturity (2)
                       (in thousands)                                   (in thousands)

Lakewood at Pelham
  1st mortgage            $ 5,296        8.1%        (1)     07/01/05      $ 5,151

(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

(2) See "Note B - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for other specific details about the loan.

Schedule of Rental Rate and Occupancy:

Average annual rental rate and occupancy for 2003 and 2002 for the property were as follows:

                                    Average Annual               Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
 Property                        2003            2002           2003        2002

 Lakewood at Pelham             $5,450          $5,891          91%          89%

The General Partner attributes the decrease in the average rental rate at Lakewood at Pelham to efforts to maintain occupancy at the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2003 for the property were as follows:

                                                2003            2003
                                               Billing          Rate
                                           (in thousands)

       Lakewood at Pelham                       $106            1.48%

Capital Improvements:

Lakewood at Pelham

The Partnership completed approximately $158,000 of capital improvements at Lakewood at Pelham during the year ended December 31, 2003, consisting primarily of air conditioning upgrades, appliance and floor covering replacements, and construction related to the fire which occurred at the property, as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation - Results of Operations". These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year, and currently expects to budget approximately $149,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2003, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2003, the number of holders of record of the 17,172.43 Limited Partnership Units (the "Units") was 1,050. Affiliates of the General Partner owned 3,716.5 Units or 21.64% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 2002, the number of Units decreased by 23.96 Units, due to Limited Partners abandoning their Units. In abandoning his or her Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Limited Partnership Unit in the consolidated statements of operations included in "Item 7. Financial Statements" is calculated based on the number of Units outstanding at the end of the year.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

(1)                    $   --           $    --          $  562            $32.67

(1) Consists of approximately $530,000 to the limited partners who contributed additional capital in accordance with the Partnership's Plan of Reorganization (the "Plan") (as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation") and approximately $32,000 of cash from operations (approximately $31,000 to the limited partners).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2004 or subsequent periods. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan. See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,716.5 Units in the Partnership representing 21.64% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 7,355 Units for a purchase price of $10.00 per Unit. Such offer expires on March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $195,000 as compared to net loss of approximately $132,000 for the year ended December 31, 2002. The increase in net loss is due to an increase in total expenses and to a slight decrease in total revenues. The increase in total expenses is due to increases in both operating and general and administrative expenses. Depreciation, interest, and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in contract maintenance expenses at Lakewood at Pelham. The increase in general and administrative expenses is due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2003 and 2002 are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income and the recognition of a casualty gain in 2003. The decrease in rental income is primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership's investment property. Other income increased primarily due to increases in utility reimbursements and late charges at Lakewood at Pelham. The casualty gain recognized during 2003 is the result of an October 2002 fire, which occurred at Lakewood at Pelham. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during 2003 to cover the damages. After writing off the undepreciated cost of the damaged assets of approximately $11,000, the Partnership recognized a casualty gain of approximately $15,000 from this event during the year ended December 31, 2003.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental rate concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $132,000 as compared to approximately $82,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $50,000 is due to approximately $307,000 of cash provided by operating activities, partially offset by approximately $170,000 of cash used in investing activities and approximately $87,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender, partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year, and currently expects to budget approximately $149,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering Lakewood at Pelham of approximately $5,296,000 is being amortized over 30 years with a balloon payment of approximately $5,151,000 due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 ($30.86 per limited partnership unit) which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 (approximately $31,000 to the limited partners or $1.81 per limited partnership unit) was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,716.5 limited partnership units (the "Units") in the Partnership representing 21.64% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 7,355 Units for a purchase price of $10.00 per Unit. Such offer expires on March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS









The Partners
McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCombs Realty Partners at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                 $ 132
   Receivables and deposits                                                      59
   Restricted escrow                                                            119
   Other assets                                                                  60
   Investment property (Notes B and E):
      Land                                                     $  499
      Buildings and related personal property                   6,172
                                                                6,671
      Less accumulated depreciation                            (4,798)        1,873
                                                                            $ 2,243

Liabilities and Partners' Deficit
Liabilities
    Accounts payable                                                          $ 74
    Tenant security deposit liabilities                                          34
    Accrued property taxes                                                      106
    Other liabilities                                                            64
    Due to affiliates (Note D)                                                   79
    Mortgage note payable (Note B)                                            5,296

Partners' Deficit
   General Partner                                              $ (1)
   Limited partners (17,172.43 units issued and
      outstanding)                                             (3,409)       (3,410)
                                                                            $ 2,243

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2003         2002
Revenues:
   Rental income                                             $ 1,233      $ 1,307
   Other income                                                  168          116
   Casualty gain (Note G)                                         15           --
      Total revenues                                           1,416        1,423

Expenses:
   Operating                                                     649          607
   General and administrative                                    132          118
   Depreciation                                                  271          267
   Interest                                                      453          458
   Property taxes                                                106          105
      Total expenses                                           1,611        1,555

Net loss (Note C)                                            $ (195)      $ (132)

Net loss allocated to general partner                         $ --         $ --
Net loss allocated to limited partners                          (195)        (132)
                                                             $ (195)      $ (132)

Net loss per limited partnership unit                        $(11.36)     $ (7.69)
Distribution per limited partnership unit                     $ --        $ 32.67

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' deficit at
  December 31, 2001                     17,196.39       $ --      $(2,521)   $(2,521)

Distribution to partners                       --         (1)        (561)      (562)

Net loss for the year ended
  December 31, 2002                            --          --        (132)      (132)

Abandonment of Limited Partnership
 Units (Note F)                            (23.96)         --          --         --

Partners' deficit at
  December 31, 2002                     17,172.43         (1)      (3,214)    (3,215)

Net loss for the year ended
  December 31, 2003                            --          --        (195)      (195)

Partners' deficit at
  December 31, 2003                     17,172.43       $ (1)     $(3,409)   $(3,410)

            See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net loss                                                       $ (195)     $ (132)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation                                                   271          267
     Amortization of loan costs                                      19           19
     Bad debt expense                                                64           61
     Casualty gain                                                  (15)          --
     Change in accounts:
       Receivables and deposits                                     (84)         (77)
       Other assets                                                 (15)           2
       Accounts payable                                              58            1
       Tenant security deposit liabilities                           16            7
       Accrued property taxes                                       106         (101)
       Due to affiliates                                             79           --
       Other liabilities                                              3          (75)

          Net cash provided by (used in) operating
             activities                                             307          (28)

Cash flows from investing activities:
  Insurance proceeds received                                        26           --
  Property improvements and replacements                           (158)        (113)
  Net deposits to restricted escrows                                (38)         (30)

          Net cash used in investing activities                    (170)        (143)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (87)         (80)
  Distribution to partners                                           --         (562)

          Net cash used in financing activities                     (87)        (642)

Net increase (decrease) in cash and cash equivalents                 50         (813)

Cash and cash equivalents at beginning of year                       82          895

Cash and cash equivalents at end of year                         $ 132        $ 82

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 433        $ 439


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                     Notes to Consolidated Financial Statements

                                December 31, 2003


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

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from certain limited partners. In addition, per the Plan of Reorganization (The "Plan") (see below), the General Partner made a $14,500 capital contribution. There were 17,172.43 Limited Partnership units (the "Units") outstanding at both December 31, 2003 and 2002 (see "Note F - Abandonment of Limited Partnership Units").

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

Net loss per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,172.43 in both 2003 and 2002) and the net loss allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

Investment Property

The investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Loan Costs

Loan costs of approximately $193,000, less accumulated amortization of approximately $162,000, are included in other assets and are being amortized by the straight-line method over the life of the loan. Amortization expense for both 2003 and 2002 was approximately $19,000 and is included in interest expense. Amortization expense is expected to be approximately $19,000 in 2004 and $12,000 in 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits. Cash balances include approximately $124,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $23,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively.

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

Restricted Escrow - Replacement Reserve

At the time of the refinancing of the mortgage note payable in 1995, a replacement reserve account was established. This reserve is to be used for capital replacements at the apartment complex. At December 31, 2003, the account balance was approximately $119,000, which includes interest earned on these funds.

Note B - Mortgage Note Payable

The terms of mortgage note payable are as follows:


                        Principal     Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest  Maturity       Due At
Property                  2003        Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Lakewood at Pelham
  1st mortgage           $ 5,296        $ 43        8.1%    07/01/05      $ 5,151

The mortgage indebtedness carries a stated interest rate of 8.1% and is being amortized over 30 years with a balloon payment due July 1, 2005. The investment property may not be sold subject to the existing indebtedness. Additionally, the mortgage note requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004             $    95
                               2005               5,201
                                                $ 5,296

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2003         2002

Net loss as reported                         $ (195)       $ (132)
Add (deduct)
  Depreciation and amortization                 143           (14)
  Other                                          14           (16)

Federal taxable loss                         $  (38)       $ (162)

Federal taxable loss per
 limited partnership unit                    $(2.21)       $(9.45)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):

Total partner's deficit - financial
  statement basis                                   $(3,410)
Current year tax basis net loss
  under financial statement net loss                    157
Prior year cumulative tax basis net loss
  over financial statement net loss                  (1,003)

Total partner's deficit - Federal
  income tax basis                                  $(4,256)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 and $74,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $85,000 and $61,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note H"). Approximately $79,000 in reimbursement of accountable administrative expenses was owed to affiliates of the General Partner at December 31, 2003 and is included in due to affiliates.

Subsequent to December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $25,000 to pay audit fees. This advance bears interest at the prime rate plus 2% (6.00% at December 31, 2003). There were no such advances made by the General Partner to the Partnership during the years ended December 31, 2003 and 2002.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,716.5 Units in the Partnership representing 21.64% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 7,355 Units for a purchase price of $10.00 per Unit. Such offer expires on March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)


                                                          Buildings         Cost
                                                         and Related    Written Down
                                                           Personal     Subsequent to
Description                Encumbrances       Land         Property      Acquisition
                          (in thousands)                               (in thousands)

Lakewood at Pelham           $ 5,296          $ 695        $ 6,730         $ (754)



            Gross Amount At Which Carried
                   At December 31, 2003
                      (in thousands)
                         Buildings
                            And
                          Related                             Date of
                         Personal              Accumulated   Construc-    Date     Depreciable
Description      Land    Property    Total    Depreciation      tion    Acquired    Life-Years
                                             (in thousands)
Lakewood at
  Pelham        $ 499     $ 6,172   $ 6,671     $(4,798)        1980      01/85        3-30

Reconciliation of "investment property and accumulated depreciation":

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $ 6,536       $ 6,423
    Property improvements                           158           113
    Disposal of property                            (23)           --
Balance at end of year                          $ 6,671       $ 6,536

Accumulated Depreciation
Balance at beginning of year                    $ 4,539       $ 4,272
    Additions charged to expense                    271           267
    Disposal of property                            (12)           --
Balance at end of year                          $ 4,798       $ 4,539

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $9,311,000 and $9,179,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2001, is approximately $8,335,000 and $8,207,000, respectively.

Note F - Abandonment of Limited Partnership Units

In 2002, the number of Limited Partnership Units decreased by 23.96 Units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit in the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at the end of the year.

Note G - Casualty Event

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the year ended December 31, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership recognized a casualty gain of approximately $15,000 from this event during the year ended December 31, 2003.

Note H - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $24,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $83,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $45,000.

Note I - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The names of the directors and officers of CRPTEX, Inc. (the "General Partner" and formerly Capital Realty Group Properties, Inc.), their ages and the nature of all positions with CRPTEX, Inc. presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                       and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                       Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor its directors or any of its officers during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2003.

Entity                                  Number of Units      Percentage
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                   3,716.50           21.64%

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 and $74,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $85,000 and $61,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs. Approximately $79,000 in reimbursement of accountable administrative expenses was owed to affiliates of the General Partner at December 31, 2003 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

Subsequent to December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $25,000 to pay audit fees. This advance bears interest at the prime rate plus 2% (6.00% at December 31, 2003). There were no such advances made by the General Partner to the Partnership during the years ended December 31, 2003 and 2002.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,716.5 Units in the Partnership representing 21.64% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 7,355 Units for a purchase price of $10.00 per Unit. Such offer expires on March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 and $33,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $8,000 and $14,000, respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, Inc.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Peter K. Kompaniez         Director                      Date: March 26, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 26, 2004
Thomas M. Herzog              and Chief Accounting Officer

                                  EXHIBIT INDEX



Exhibit

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

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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


Date: March 26, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Senior   Vice   President   of   CRPTEX,   Inc.,
                                equivalent of the chief executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date: March 26, 2004
                               /s/Thomas M. Herzog
                              Thomas M. Herzog
                              Senior Vice President and Chief Accounting
                              Officer of CRPTEX, Inc., equivalent of the
                              chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of McCombs Realty Partners (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.