Form 10QSB
period 2004-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2004-05-14
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                             $     56
   Receivables and deposits                                                    59
   Restricted escrow                                                          136
   Other assets                                                                93
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,208
                                                             6,707
       Less accumulated depreciation                        (4,866)         1,841
                                                                         $  2,185
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     94
   Tenant security deposit liabilities                                         35
   Accrued property taxes                                                      27
   Other liabilities                                                           92
   Due to affiliates (Note C)                                                 124
   Mortgage note payable                                                    5,273

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,172.43 units
      issued and outstanding)                               (3,459)        (3,460)
                                                                         $  2,185


         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2004          2003
Revenues:
   Rental income                                             $  336       $  298
   Other income                                                  39           37
   Casualty gain (Note D)                                        --           15
       Total revenues                                           375          350

Expenses:
   Operating                                                    185          147
   General and administrative                                    32           31
   Depreciation                                                  68           67
   Interest                                                     113          114
   Property taxes                                                27           25
       Total expenses                                           425          384

Net loss                                                     $  (50)      $  (34)

Net loss allocated to general partner                        $   --       $   --
Net loss allocated to limited partners                          (50)         (34)
                                                             $  (50)      $  (34)

Net loss per limited partnership unit                        $(2.91)      $(1.98)


         See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2003                17,172.43    $    (1)    $ (3,409)   $  (3,410)

Net loss for the three months
   Ended March 31, 2004                    --         --          (50)         (50)

Partners' deficit
   at March 31, 2004                17,172.43      $ (1)     $ (3,459)    $ (3,460)


         See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2004        2003
Cash flows from operating activities:
  Net loss                                                        $ (50)      $ (34)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                    68          67
     Amortization of loan costs                                       5           5
     Casualty gain                                                   --         (15)
     Change in accounts:
       Receivables and deposits                                      --           4
       Other assets                                                 (38)         (2)
       Accounts payable                                              (8)         13
       Tenant security deposit liabilities                            1           4
       Accrued property taxes                                       (79)         25
       Other liabilities                                             28          50
       Due to affiliates                                             20          --
         Net cash (used in) provided by operating activities        (53)        117

Cash flows from investing activities:
  Insurance proceeds received                                        --          26
  Property improvements and replacements                             (8)        (92)
  Net deposits to restricted escrows                                (17)        (17)
         Net cash used in investing activities                      (25)        (83)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (23)        (21)
  Advance from affiliate                                             25          --
         Net cash provided by (used in) financing activities          2         (21)

Net (decrease) increase in cash and cash equivalents                (76)         13

Cash and cash equivalents at beginning of period                    132          82

Cash and cash equivalents at end of period                        $ 56        $ 95

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 107       $ 109
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 28        $ --

         See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $16,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $19,000 and $18,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administrative expenses. Approximately $99,000 in reimbursement of accountable administrative expenses was owed at March 31, 2004 and is included in due to affiliates.

During the three months ended March 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $25,000 to pay audit fees. This advance bears interest at the prime rate plus 2% (6.00% at March 31, 2004). Interest expense for the three months ended March 31, 2004 was less than $1,000. At March 31, 2004, the total outstanding advances and accrued interest was approximately $25,000 and is included in due to affiliates. There were no such advances made by the General Partner to the Partnership during the three months ended March 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $15,000. The Partnership was charged approximately $23,000 for 2003.

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

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakewood at Pelham                            97%        85%
        Greenville, South Carolina

The General Partner attributes the increase in occupancy at Lakewood at Pelham to resident retention efforts and new marketing strategies.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $50,000 as compared to a net loss of approximately $34,000 for the three months ended March 31, 2003. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to an increase in operating expenses. General and administrative, depreciation, interest, and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in maintenance and payroll related expenses at the Partnership's investment property. Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The increase in total revenues is due to an increase in rental income partially offset by the recognition of a casualty gain during 2003. Other income remained relatively constant for the comparable periods. The increase in rental income is due to the increase in occupancy, partially offset by a decrease in the average rental rate, at Lakewood at Pelham. The casualty gain was the result of an October 2002 fire which occurred at Lakewood at Pelham. The property incurred damages of approximately $41,000. Insurance proceeds of approximately $26,000 were received during the three months ended March 31, 2003 to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the three months ended March 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $56,000, compared to approximately $95,000 at March 31, 2003. The decrease in cash and cash equivalents of approximately $76,000, from December 31, 2003, is due to approximately $53,000 of cash used in operating activities and approximately $25,000 of cash used in investing activities, partially offset by approximately $2,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender. Cash provided by financing activities consisted of an advance from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2004, the Partnership completed approximately $36,000 of capital improvements at Lakewood at Pelham, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $113,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering Lakewood at Pelham of approximately $5,273,000 is being amortized over 30 years with a balloon payment of approximately $5,151,000 due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 3,716.5 limited partnership units (the "Units") in the Partnership representing 21.64% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 7,355 Units for a purchase price of $10.00 per Unit. Such offer expired on April 9, 2004. As a result, AIMCO Properties, L.P., acquired 702 Units, representing 4.09% of the total outstanding Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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


Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004

                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.