Form 10QSB
period 2004-06-30
MCCOMBS REALTY PARTNERS LTD
filed 2004-08-13
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                             $     84
   Receivables and deposits                                                    59
   Restricted escrow                                                          137
   Other assets                                                                83
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,217
                                                                           6,716
       Less accumulated depreciation                        (4,936)         1,780
                                                                         $  2,143
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     45
   Tenant security deposit liabilities                                         33
   Accrued property taxes                                                      54
   Other liabilities                                                           58
   Due to affiliates (Note C)                                                 240
   Mortgage note payable                                                    5,249

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,172.43 units
      issued and outstanding)                               (3,535)        (3,536)
                                                                         $  2,143

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2004         2003         2004        2003
Revenues:
  Rental income                         $ 310        $ 305        $ 646        $ 603
  Other income                              44           46           83           83
  Casualty gain (Note D)                    16           --           16           15
       Total revenues                      370          351          745          701

Expenses:
  Operating                                206          146          391          293
  General and administrative                29           28           61           59
  Depreciation                              70           69          138          136
  Interest                                 113          113          226          227
  Property taxes                            28           25           55           50
       Total expenses                      446          381          871          765

Net loss                                $ (76)       $ (30)       $ (126)      $ (64)

Net loss allocated to general
  partner                                $ --         $ --         $ --        $ --
Net loss allocated to limited
  partners                                 (76)         (30)        (126)         (64)
                                        $ (76)       $ (30)       $ (126)      $ (64)
Net loss per limited partnership
 unit                                  $ (4.43)     $ (1.75)     $ (7.34)     $ (3.73)

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)






                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2003                17,172.43    $    (1)    $ (3,409)   $  (3,410)

Net loss for the six months
   Ended June 30, 2004                     --         --         (126)        (126)

Partners' deficit
   at June 30, 2004                 17,172.43      $ (1)     $ (3,535)    $ (3,536)


         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                    2004      2003
Cash flows from operating activities:
  Net loss                                                       $ (126)      $ (64)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                   138         136
     Amortization of loan costs                                      10          10
     Bad debt expense                                                22          31
     Casualty gain                                                  (16)        (15)
     Change in accounts:
       Receivables and deposits                                     (22)        (35)
       Other assets                                                 (33)        (33)
       Accounts payable                                             (29)         51
       Tenant security deposit liabilities                           (1)         10
       Accrued property taxes                                       (52)         50
       Due to affiliates                                             41          24
       Other liabilities                                             (6)         28
         Net cash (used in) provided by operating
           activities                                               (74)        193

Cash flows from investing activities:
  Insurance proceeds received                                        16          26
  Property improvements and replacements                            (45)       (132)
  Net deposits to restricted escrows                                (18)        (33)
         Net cash used in investing activities                      (47)       (139)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (47)        (43)
  Advances from affiliate                                           120          --
         Net cash provided by (used in) financing
            activities                                               73         (43)

Net (decrease) increase in cash and cash equivalents                (48)         11

Cash and cash equivalents at beginning of period                    132          82

Cash and cash equivalents at end of period                        $ 84        $ 93

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 214        $ 217

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $36,000 and $33,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $38,000 and $30,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses. Approximately $119,000 in reimbursement of accountable administrative expenses was owed at June 30, 2004 and is included in due to affiliates.

During the six months ended June 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $120,000 to fund operating expenses and audit fees. This advance bears interest at the prime rate plus 2% (6.00% at June 30, 2004). Interest expense for the six months ended June 30, 2004 was approximately $1,000. At June 30, 2004, the total outstanding advances and accrued interest was approximately $121,000 and is included in due to affiliates. There were no such advances made by the General Partner to the Partnership during the six months ended June 30, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $52,000. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2003 to partially cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the six months ended June 30, 2003. During the three and six months ended June 30, 2004, the Partnership received additional proceeds of approximately $16,000, resulting in a casualty gain of approximately $16,000 for the three and six months ended June 30, 2004.

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakewood at Pelham                            95%        87%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $76,000 and $126,000, respectively, as compared to approximately $30,000 and $64,000, respectively, for the three and six months ended June 30, 2003. The increase in net loss for both periods is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses for both periods is primarily due to an increase in operating expenses. General and administrative, depreciation, interest, and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in contract maintenance and payroll related expenses at the Partnership's investment property. Included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003.

The increase in total revenues for the three months ended June 30, 2004 is primarily due to the recognition of a casualty gain during the three months ended June 30, 2004 (as discussed below). The increase in total revenues for the six months ended June 30, 2004 is due to an increase in rental income. Rental income remained relatively constant for the three months ended June 30, 2004. Other income remained relatively constant for the three and six months ended June 30, 2004. The increase in rental income for the six months ended June 30, 2004 is due to the increase in occupancy, partially offset by a decrease in the average rental rate, at Lakewood at Pelham.

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $52,000. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2003 to partially cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the six months ended June 30, 2003. During the three and six months ended June 30, 2004, the Partnership received additional proceeds of approximately $16,000, resulting in a casualty gain of approximately $16,000 for the three and six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $84,000, compared to approximately $93,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $48,000, from December 31, 2003, is due to approximately $74,000 of cash used in operating activities and approximately $47,000 of cash used in investing activities, partially offset by approximately $73,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned at the Partnership's investment property are detailed below.

During the six months ended June 30, 2004, the Partnership completed approximately $45,000 of capital improvements at Lakewood at Pelham, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $104,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering Lakewood at Pelham of approximately $5,249,000 is being amortized over 30 years with a balloon payment of approximately $5,151,000 due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the "Units") in the Partnership representing 26.55% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, INC.
                                          General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President of CRPTEX,
                                    Inc.,  equivalent  of  the  chief
                                    executive    officer    of    the
                                    Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of McCombs Realty Partners;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of CRPTEX,
                                    Inc., equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.