Form 10QSB
period 2004-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2004-11-12
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                             $    108
   Receivables and deposits                                                    59
   Restricted escrow                                                          154
   Other assets                                                                81
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,237
                                                             6,736
       Less accumulated depreciation                        (4,997)         1,739
                                                                         $  2,141
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     69
   Tenant security deposit liabilities                                         31
   Accrued property taxes                                                      81
   Other liabilities                                                           76
   Due to affiliates (Note C)                                                 263
   Mortgage note payable                                                    5,226

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,172.43 units
      issued and outstanding)                               (3,604)        (3,605)
                                                                         $  2,141

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                         2004         2003         2004        2003
Revenues:
  Rental income                         $ 282        $ 314        $ 928        $ 917
  Other income                              54           42          137          125
  Casualty gain (Note D)                    --           --           16           15
       Total revenues                      336          356        1,081        1,057

Expenses:
  Operating                                166          188          557          481
  General and administrative                29           26           90           85
  Depreciation                              69           67          207          203
  Interest                                 114          113          340          340
  Property taxes                            27           26           82           76
       Total expenses                      405          420        1,276        1,185

Net loss                                $ (69)       $ (64)       $ (195)     $ (128)

Net loss allocated to
  general partner                        $ --         $ --         $ --        $ --
Net loss allocated to
  limited partners                         (69)         (64)        (195)        (128)
                                        $ (69)       $ (64)       $ (195)     $ (128)
Net loss per limited
 partnership unit                      $ (4.02)     $ (3.73)     $(11.36)     $ (7.45)

         See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2003                17,172.43    $    (1)    $ (3,409)   $  (3,410)

Net loss for the nine months
   ended September 30, 2004                --         --         (195)        (195)

Partners' deficit
   at September 30, 2004            17,172.43      $ (1)     $ (3,604)    $ (3,605)


         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                     2004      2003
Cash flows from operating activities:
  Net loss                                                       $ (195)     $ (128)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                   207         203
     Amortization of loan costs                                      14          14
     Bad debt expense                                                49          53
     Casualty gain                                                  (16)        (15)
     Change in accounts:
       Receivables and deposits                                     (49)        (59)
       Other assets                                                 (35)        (27)
       Accounts payable                                              (5)         41
       Tenant security deposit liabilities                           (3)         13
       Accrued property taxes                                       (25)         76
       Due to affiliates                                             64          39
       Other liabilities                                             12          26
         Net cash provided by operating activities                   18         236

Cash flows from investing activities:
  Insurance proceeds received                                        16          26
  Property improvements and replacements                            (73)       (144)
  Net deposits to restricted escrow                                 (35)        (27)
         Net cash used in investing activities                      (92)       (145)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (70)        (65)
  Advances from affiliate                                           120          --
         Net cash provided by (used in) financing activities         50         (65)

Net (decrease) increase in cash and cash equivalents                (24)         26

Cash and cash equivalents at beginning of period                    132          82

Cash and cash equivalents at end of period                        $ 108       $ 108

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 320       $ 325

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of McCombs Realty Partners (the "Partnership" or "Registrant"), a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is CRPTEX, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $51,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $58,000 and $45,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses. Approximately $140,000 in reimbursement of accountable administrative expenses and related accrued interest was owed at September 30, 2004 and is included in due to affiliates.

During the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $120,000 to fund operating expenses and audit fees. This advance accrues interest at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense for the nine months ended September 30, 2004 was approximately $3,000. At September 30, 2004, the total outstanding advances and accrued interest was approximately $123,000 and is included in due to affiliates. There were no such advances made by the General Partner to the Partnership during the nine months ended September 30, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $52,000. Insurance proceeds of approximately $26,000 were received during the nine months ended September 30, 2003 to partially cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Partnership received additional proceeds of approximately $16,000, resulting in a casualty gain of approximately $16,000 for the nine months ended September 30, 2004.

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakewood at Pelham                            93%        89%
        Greenville, South Carolina

The General Partner attributes the increase in occupancy at Lakewood at Pelham to resident retention efforts and new marketing strategies.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $69,000 and $195,000, respectively, as compared to approximately $64,000 and $128,000 for the three and nine months ended September 30, 2003. The increase in net loss for the three months ended September 30, 2004 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The increase in net loss for the nine months ended September 30, 2004 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in total revenues for the three months ended September 30, 2004 is due to a decrease in rental income, partially offset by an increase in other income. The increase in total revenues for the nine months ended September 30, 2004 is due to increases in both rental and other income. The decrease in rental income for the three months ended September 30, 2004 is primarily due to decreases in occupancy and the average rental rate at Lakewood at Pelham. The increase in rental income for the nine months ended September 30, 2004 is primarily due to an increase in occupancy, partially offset by a decrease in the average rental rate at the property. The increase in other income for both the three and nine months ended September 30, 2004 is primarily due to increases in utility reimbursements and laundry income, partially offset by a decrease in late charges at the property.

The decrease in total expenses for the three months ended September 30, 2004 is due to a decrease in operating expenses. General and administrative, depreciation, interest, and property tax expenses remained relatively constant for the three months ended September 30, 2004. The decrease in operating expenses for the three months ended September 30, 2004 is primarily due to a decrease in contract maintenance expense, partially offset by an increase in payroll related expenses at Lakewood at Pelham.

The increase in total expenses for the nine months ended September 30, 2004 is due to increases in operating, general and administrative, and property tax expenses. Both depreciation and interest expense remained relatively constant for the nine months ended September 30, 2004. The increase in operating expenses for the nine months ended September 30, 2004 is primarily due to an increase in payroll related expenses at the Partnership's investment property. The increase in property tax expense for the nine months ended September 30, 2004 is due to an increase in the tax rate at the property. The increase in general and administrative expenses for the nine months ended September 30, 2004 is primarily due to an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $52,000. Insurance proceeds of approximately $26,000 were received during the nine months ended September 30, 2003 to partially cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership realized a casualty gain of approximately $15,000 from this event during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Partnership received additional proceeds of approximately $16,000, resulting in a casualty gain of approximately $16,000 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At both September 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $108,000. The decrease in cash and cash equivalents of approximately $24,000, from December 31, 2003, is due to approximately $92,000 of cash used in investing activities, partially offset by approximately $50,000 of cash provided by financing activities and approximately $18,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2004, the Partnership completed approximately $73,000 of capital improvements at Lakewood at Pelham, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $78,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering Lakewood at Pelham of approximately $5,226,000 is being amortized over 30 years with a balloon payment of approximately $5,151,000 due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the "Units") in the Partnership representing 26.55% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index.

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


                                    Date: November 12, 2004

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

Date: November 12, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President of CRPTEX,
                                    Inc.,  equivalent  of  the  chief
                                    executive    officer    of    the
                                   Partnership

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

Date: November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of CRPTEX,
                                    Inc., equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.