Form 10KSB
period 2004-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2005-03-30
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,400,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership sold 22,036 units of Limited Partnership Interest (the "Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from certain limited partners. In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution. The Partnership is engaged in the business of operating and holding real estate property for investment. All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California. Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988. At December 31, 2004, the Partnership's sole investment property is Lakewood at Pelham. See "Item 2. Description of Property" for a further description of the Partnership's investment property.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                         Gross
                       Carrying    Accumulated  Depreciable              Federal
Property                 Value    Depreciation      Life     Method     Tax Basis
                           (in thousands)                             (in thousands)

Lakewood at Pelham
  Greenville, South
  Carolina              $ 6,755      $ 5,066      3-30 yrs     S/L        $ 932

See "Note B - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity       Due At
Property                    2004         Rate     Amortized    Date      Maturity (2)
                       (in thousands)                                   (in thousands)

Lakewood at Pelham
  1st mortgage            $ 5,201        8.1%        (1)     07/01/05      $ 5,151

(1) The principal balance is amortized over 30 years with a balloon payment due July 1, 2005.

(2) See "Note C - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for other specific details about the fixed rate loan.

Schedule of Rental Rate and Occupancy:

Average annual rental rate and occupancy for 2004 and 2003 for the property were as follows:

                                    Average Annual               Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
 Property                        2004            2003           2004        2003

 Lakewood at Pelham             $5,171          $5,278          90%          91%

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

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2004 for the property were as follows:

                                                2004            2004
                                               Billing          Rate
                                           (in thousands)

       Lakewood at Pelham                        $69            1.50%

Capital Improvements:

Lakewood at Pelham

The Partnership completed approximately $92,000 of capital improvements at Lakewood at Pelham during the year ended December 31, 2004, consisting primarily of air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2004, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2004, the number of holders of record of the 17,169.13 Limited Partnership Units (the "Units") was 1,007. Affiliates of the General Partner owned 4,558.50 Units or 26.55% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 2004, the number of Units decreased by 3.3 Units, due to Limited Partners abandoning their Units. In abandoning his or her Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Limited Partnership Unit in the consolidated statements of operations included in "Item 7. Financial Statements" is calculated based on the number of Units outstanding at the end of the year.

There were no distributions to the partners during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership is currently planning on refinancing the debt encumbering Lakewood at Pelham prior to its July 2005 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2005 or subsequent periods. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Partnership's Plan of Reorganization ("the Plan") (as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation"). See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $262,000 as compared to net loss of approximately $195,000 for the year ended December 31, 2003. The increase in net loss is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to increases in both operating and depreciation expenses, partially offset by decreases in both general and administrative and property tax expenses. Interest expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in payroll related expenses at Lakewood at Pelham. The increase in depreciation expense is a result of property improvements and replacements placed into service at the Partnership's investment property during the past twelve months. The decrease in property tax expense is due to a successful appeal of the property taxes charged in 2004 which resulted in a reassessment of the property's value. The decrease in general and administrative expenses is primarily due to decreases in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and audit fees. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to decreases in the average rental rate and occupancy and an increase in bad debt expense at the Partnership's investment property. Other income increased primarily due to increases in utility reimbursements, laundry income, and cleaning and damage fees, partially offset by a decrease in late charges at Lakewood at Pelham.

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $52,000. Insurance proceeds of approximately $26,000 were received during the year ended December 31, 2003 to partially cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $11,000, the Partnership recognized a casualty gain of approximately $15,000 from this event during the year ended December 31, 2003. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $16,000, resulting in a casualty gain of approximately $16,000 for the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $30,000 as compared to approximately $132,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $102,000 is due to approximately $91,000 of cash used in investing activities and approximately $71,000 of cash used in operating activities, partially offset by approximately $60,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering Lakewood at Pelham of approximately $5,201,000 is being amortized over 30 years with a balloon payment of approximately $5,151,000 due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCombs Realty Partners at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the consolidated financial statements, the Partnership has inadequate liquidity due to declining operating results. In addition, the investment property's mortgage matures in July 2005 with a balloon payment of $5,151,000 due at that time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                         /S/ERNST & YOUNG, LLP


Greenville, South Carolina
March 21, 2005

                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                  $ 30
   Receivables and deposits                                                      88
   Restricted escrow                                                            148
   Other assets                                                                  57
   Investment property (Notes C and F):
      Land                                                     $ 499
      Buildings and related personal property                   6,256
                                                                6,755
      Less accumulated depreciation                            (5,066)        1,689
                                                                            $ 2,012

Liabilities and Partners' Deficit
Liabilities
    Accounts payable                                                          $ 62
    Tenant security deposit liabilities                                          28
    Other liabilities                                                            82
    Due to affiliates (Note E)                                                  311
    Mortgage note payable (Note C)                                            5,201

Partners' Deficit
   General Partner                                              $ (1)
   Limited partners (17,169.13 units issued and
      outstanding)                                             (3,671)       (3,672)
                                                                            $ 2,012

        See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                           Years Ended December 31,
                                                              2004         2003
Revenues:
   Rental income                                             $ 1,181      $ 1,233
   Other income                                                  203          168
   Casualty gain (Note G)                                         16           15
      Total revenues                                           1,400        1,416

Expenses:
   Operating                                                     754          649
   General and administrative                                    106          132
   Depreciation                                                  276          271
   Interest                                                      455          453
   Property taxes                                                 71          106
      Total expenses                                           1,662        1,611

Net loss (Note D)                                            $ (262)      $ (195)

Net loss allocated to general partner                         $ --         $ --
Net loss allocated to limited partners                          (262)        (195)
                                                             $ (262)      $ (195)

Net loss per limited partnership unit                        $(15.26)     $(11.36)

        See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' deficit at
  December 31, 2002                     17,172.43      $ (1)      $(3,214)   $(3,215)

Net loss for the year ended
  December 31, 2003                            --          --        (195)      (195)

Partners' deficit at
  December 31, 2003                     17,172.43         (1)      (3,409)    (3,410)

Abandonment of Limited Partnership
  Units (Note H)                             (3.3)        --           --         --

Net loss for the year ended
  December 31, 2004                            --          --        (262)      (262)

Partners' deficit at
  December 31, 2004                     17,169.13       $ (1)     $(3,671)   $(3,672)

        See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2004        2003
Cash flows from operating activities:
  Net loss                                                       $ (262)     $ (195)
  Adjustments to reconcile net loss to net
   cash (used in)provided by operating activities:
     Depreciation                                                   276          271
     Amortization of loan costs                                      19           19
     Bad debt expense                                                77           64
     Casualty gain                                                  (16)         (15)
     Change in accounts:
       Receivables and deposits                                    (106)         (84)
       Other assets                                                 (16)         (15)
       Accounts payable                                             (26)          58
       Tenant security deposit liabilities                           (6)          16
       Accrued property taxes                                      (106)         106
       Due to affiliates                                             77           79
       Other liabilities                                             18            3

          Net cash (used in) provided by operating
             activities                                             (71)         307

Cash flows from investing activities:
  Insurance proceeds received                                        16           26
  Property improvements and replacements                            (78)        (158)
  Net deposits to restricted escrow                                 (29)         (38)

          Net cash used in investing activities                     (91)        (170)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (95)         (87)
  Advances from affiliate                                           155           --

          Net cash provided by (used in) financing
             activities                                              60          (87)

Net (decrease) increase in cash and cash equivalents               (102)          50

Cash and cash equivalents at beginning of year                      132           82

Cash and cash equivalents at end of year                          $ 30        $ 132

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 425        $ 433
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                       $ 14        $ --

        See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                  Notes to Consolidated Financial Statements

                                December 31, 2004

Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming McCombs Realty Partners (the "Partnership") will continue as a going concern. The Partnership has decreasing occupancy levels, suffers from a lack of cash, and has debt of approximately $5,151,000 maturing in July of 2005. Based upon current operations, the Partnership does not anticipate that proceeds from the new financing will be sufficient to repay the existing debt. If the Partnership defaults on its scheduled debt repayment, the Partnership will risk losing its sole investment property through foreclosure. The Partnership's general partner, CRPTEX, Inc., a Texas corporation (the "General Partner") is currently evaluating its options with respect to obtaining financing for the investment property. The General Partner is currently evaluating its means to improve the operations of the property and increase occupancy levels to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Organization and Summary of Significant Accounting Policies

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

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from certain limited partners. In addition, per the Plan of Reorganization (The "Plan") (see below), the General Partner made a $14,500 capital contribution. There were 17,169.13 and 17,172.43 Limited Partnership units (the "Units") outstanding at December 31, 2004 and 2003, respectively (see "Note H - Abandonment of Limited Partnership Units").

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

Net loss per Limited Partnership unit is based on the number of Limited Partnership units outstanding (17,169.13 and 17,172.43 in 2004 and 2003, respectively) and the net loss allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement or Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Deferred Costs

Loan costs of approximately $193,000, less accumulated amortization of approximately $182,000, are included in other assets and are being amortized over the term of the related loan agreement. Amortization expense for both 2004 and 2003 was approximately $19,000 and is included in interest expense. Amortization expense is expected to be approximately $11,000 in 2005, at which time loan costs will be fully amortized.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits. Cash balances include approximately $24,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $28,000 and $23,000 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair value due to the short term maturity of these instruments, including the mortgage encumbering Lakewood at Pelham.

Restricted Escrow - Replacement Reserve

At the time of the refinancing of the mortgage note payable in 1995, a replacement reserve account was established. This reserve is to be used for capital replacements at the apartment complex. At December 31, 2004, the account balance was approximately $148,000, which includes interest earned on these funds.

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                        Principal     Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest  Maturity       Due At
Property                  2004        Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Lakewood at Pelham
  1st mortgage           $ 5,201        $ 43        8.1%    07/01/05      $ 5,151

The mortgage note payable is a fixed rate mortgage which carries a stated interest rate of 8.1% and is being amortized over 30 years with a balloon payment due July 1, 2005. The mortgage note payable is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property. The investment property may not be sold subject to the existing indebtedness. Additionally, the mortgage note payable requires a prepayment penalty if repaid prior to maturity.

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2004         2003

Net loss as reported                         $  (262)      $ (195)
Add (deduct)
  Depreciation and amortization                  156          143
  Other                                         (100)          14

Federal taxable loss                         $  (206)      $  (38)

Federal taxable loss per
 limited partnership unit                    $ (2.67)      $(2.21)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):

Total partner's deficit - financial
  statement basis                                   $(3,672)
Current year tax basis net loss
  under financial statement net loss                     56
Prior year cumulative tax basis net loss
  over financial statement net loss                    (846)

Total partner's deficit - Federal
  income tax basis                                  $(4,462)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 for each of the years ended December 31, 2004 and 2003, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $66,000 and $85,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see Note I). Approximately $151,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $7,000, was owed to affiliates of the General Partner at December 31, 2004 and is included in due to affiliates.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $155,000 to fund operating expenses and audit fees. This advance accrues interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense for the year ended December 31, 2004 was approximately $5,000. At December 31, 2004, the total outstanding advances and accrued interest was approximately $160,000 and is included in due to affiliates. There were no such advances made by the General Partner to the Partnership during the year ended December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the "Units") in the Partnership representing 26.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)


                                                          Buildings         Cost
                                                         And Related    Written Down
                                                           Personal     Subsequent to
Description                Encumbrances       Land         Property      Acquisition
                          (in thousands)                               (in thousands)

Lakewood at Pelham           $ 5,201          $ 695        $ 6,730         $ (670)


            Gross Amount At Which Carried
                   At December 31, 2004
                      (in thousands)
                         Buildings
                            And
                          Related                             Date of
                         Personal              Accumulated   Construc-    Date     Depreciable
Description      Land    Property    Total    Depreciation      tion    Acquired    Life-Years
                                             (in thousands)
Lakewood at
  Pelham        $ 499     $ 6,256   $ 6,755      $ 5,066        1980      01/85        3-30

Reconciliation of "investment property and accumulated depreciation":

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $ 6,671       $ 6,536
    Property improvements                            92           158
    Disposal of property                             (8)          (23)
Balance at end of year                          $ 6,755       $ 6,671

Accumulated Depreciation
Balance at beginning of year                    $ 4,798       $ 4,539
    Additions charged to expense                    276           271
    Disposal of property                             (8)          (12)
Balance at end of year                          $ 5,066       $ 4,798

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $9,387,000 and $9,311,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $8,455,000 and $8,335,000, respectively.

Note G - Casualty Event

In October 2002, a fire occurred at Lakewood at Pelham, which resulted in damage to the laundry area. The property incurred damages of approximately $52,000. Insurance proceeds of approximately $26,000 were received during the year ended December 31, 2003 to partially cover the damages. After writing off the undepreciated costs of the damaged asset of approximately $11,000, the Partnership recognized a casualty gain of approximately $15,000 from this event during the year ended December 31, 2003. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $16,000, resulting in a casualty gain of approximately $16,000 for the year ended December 31, 2004.

Note H - Abandonment of Limited Partnership Units

In 2004, the number of Limited Partnership Units decreased by 3.3 Units due to Limited Partners abandoning their Units. In abandoning his or her Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit in the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at the end of the year.

Note I - Fourth-Quarter Adjustments

During 2004, the Partnership successfully appealed the assessed value of Lakewood at Pelham. For the first three quarters of 2004, the Partnership recorded property tax expense based on the property's assessed value prior to the successful appeal. During the fourth quarter of 2004, the Partnership recorded an adjustment to receivables and deposits and property tax expense of approximately ($38,000) as a result of the successful appeal. Subsequent to December 31, 2004, the Partnership received a refund of approximately $38,000 related to the overpayment of property taxes for 2004.

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $24,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $83,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $45,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note J - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call."

Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

No remuneration was paid to the General Partner nor its directors or any of its officers during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2004.

Entity                                  Number of Units      Percentage
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                   4,558.50           26.55%

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No officers or directors of CRPTEX, Inc. own any Units in the Partnership.

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

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 for each of the years ended December 31, 2004 and 2003, which are included in operating expenses on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $66,000 and $85,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see Note I to the consolidated financial statements included in "Item 7. Financial Statements"). Approximately $151,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $7,000, was owed to affiliates of the General Partner at December 31, 2004 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $155,000 to fund operating expenses and audit fees. This advance accrues interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense for the year ended December 31, 2004 was approximately $5,000. At December 31, 2004, the total outstanding advances and accrued interest was approximately $160,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements". There were no such advances made by the General Partner to the Partnership during the year ended December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 and $32,000, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $10,000 and $8,000 for 2004 and 2003, respectively.

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


                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, Inc.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 30, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive        Date: March 30, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 30, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 30, 2005
Stephen B. Waters

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


Date: March 30, 2005

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

Date: March 30, 2005

                              /s/Stephen B. Waters
                                Stephen B. Waters
                              Vice President of CRPTEX, Inc.,
                              equivalent of the chief financial
                              officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of McCombs Realty Partners (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.