Form 10QSB
period 2005-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2005-05-13
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                             $     79
   Receivables and deposits                                                    47
   Restricted escrow                                                          165
   Other assets                                                                71
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,270
                                                             6,769
       Less accumulated depreciation                        (5,130)         1,639
                                                                         $  2,001
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     56
   Tenant security deposit liabilities                                         27
   Accrued property taxes                                                      28
   Other liabilities                                                           78
   Due to affiliates (Note D)                                                 414
   Mortgage note payable                                                    5,176

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,169.13 units
      issued and outstanding)                               (3,777)        (3,778)
                                                                         $  2,001

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                  March 31,
                                                               2005          2004
Revenues:
   Rental income                                             $  261        $  336
   Other income                                                  38            39
       Total revenues                                           299           375

Expenses:
   Operating                                                    171           185
   General and administrative                                    25            32
   Depreciation                                                  64            68
   Interest                                                     117           113
   Property taxes                                                28            27
       Total expenses                                           405           425

Net loss                                                     $ (106)       $  (50)

Net loss allocated to general partner                        $   --        $   --
Net loss allocated to limited partners                         (106)          (50)
                                                             $ (106)       $  (50)

Net loss per limited partnership unit                        $(6.17)       $(2.91)


         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2004                17,169.13    $    (1)    $ (3,671)   $ (3,672)

Net loss for the three months
   ended March 31, 2005                    --         --         (106)       (106)

Partners' deficit
   at March 31, 2005                17,169.13      $ (1)     $ (3,777)   $ (3,778)



         See Accompanying Notes to Consolidated Financial Statements


                             MCCOMBS REALTY PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                     2005      2004
Cash flows from operating activities:
  Net loss                                                       $ (106)      $ (50)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation                                                    64          68
     Amortization of loan costs                                       5           5
     Bad debt expense                                                 6           7
     Change in accounts:
       Receivables and deposits                                      35          (7)
       Other assets                                                 (19)        (38)
       Accounts payable                                               8          (8)
       Tenant security deposit liabilities                           (1)          1
       Accrued property taxes                                        28         (79)
       Other liabilities                                             (4)         28
       Due to affiliates                                             23          20

         Net cash provided by (used in) operating activities         39         (53)

Cash flows from investing activities:
  Property improvements and replacements                            (28)         (8)
  Net deposits to restricted escrows                                (17)        (17)

         Net cash used in investing activities                      (45)        (25)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (25)        (23)
  Advances from affiliate                                            80          25
         Net cash provided by financing activities                   55           2

Net increase (decrease) in cash and cash equivalents                 49         (76)

Cash and cash equivalents at beginning of period                     30         132

Cash and cash equivalents at end of period                        $ 79        $ 56

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 105       $ 107
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ --        $ 28

Included in property  improvements  and  replacements for the three months ended
March  31,  2005  are  approximately   $14,000  of  property   improvements  and
replacements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming McCombs Realty Partners (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has experienced decreasing occupancy levels, suffers from a lack of cash, and has debt of approximately $5,151,000 maturing in July 2005. Based upon current operations, the Partnership does not anticipate that proceeds from the new financing will be sufficient to repay the existing debt. If the Partnership defaults on its scheduled debt repayment, the Partnership will risk losing its sole investment property through foreclosure. The Partnership's general partner, CRPTEX, Inc., a Texas corporation (the "General Partner") is currently evaluating its options with respect to obtaining financing for the investment property. In addition, the General Partner is currently evaluating its means to improve the operations of the property and increase occupancy levels to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership, a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

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

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $15,000 and $18,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $17,000 and $19,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses. Approximately $170,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $10,000, was owed to affiliates of the General Partner at March 31, 2005 and is included in due to affiliates.

During the three months ended March 31, 2005 and 2004 an affiliate of the General Partner advanced the partnership approximately $80,000 and $25,000, respectively, to fund operating expenses and audit fees. These advances bear interest at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense for the three months ended March 31, 2005 and 2004 was approximately $4,000 and less than $1,000, respectively. At March 31, 2005 the total outstanding advances and accrued interest was approximately $244,000 and is included in due to affiliates. Subsequent to March 31, 2005, an affiliate of the General Partner advanced approximately $76,000 to the Partnership to fund costs associated with the anticipated refinancing of the mortgage encumbering Lakewood at Pelham.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $16,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note E - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakewood at Pelham                            73%        97%
        Greenville, South Carolina

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to an increase in credit standards and the implementation of a strict collection policy.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $106,000 as compared to a net loss of approximately $50,000 for the three months ended March 31, 2004. The increase in net loss is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is due to the decrease in occupancy, partially offset by an increase in the average rental rate, at Lakewood at Pelham.

The decrease in total expenses is due to decreases in both operating and general and administrative expenses. Depreciation, interest and property tax expenses remained relatively constant for the comparable periods. The decrease in operating expenses is primarily due to a decrease in contract maintenance expense at the Partnership's investment property. The decrease in general and administrative expenses is primarily due to decreases in management reimbursements to the General Partner as allowed under the Partnership Agreement and audit fees. Also included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are costs associated with quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $79,000, compared to approximately $56,000 at March 31, 2004. The increase in cash and cash equivalents of approximately $49,000, from December
31, 2004, is due to approximately $55,000 of cash provided by financing activities and approximately $39,000 of cash provided by operating activities, partially offset by approximately $45,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $14,000 of capital improvements at Lakewood at Pelham, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering Lakewood at Pelham of approximately $5,176,000 is being amortized over 30 years with a balloon payment of approximately $5,151,000 due July 2005. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. Subsequent to March 31, 2005, an affiliate of the General Partner advanced approximately $76,000 to the Partnership to fund costs associated with the anticipated refinancing of the mortgage encumbering Lakewood at Pelham.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the "Units") in the Partnership representing 26.55% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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


                                    Date: May 13, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: May 13, 2005

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

Date: May 13, 2005

                              /s/Stephen B. Waters
                                Stephen B. Waters
                              Vice President of CRPTEX, Inc.,
                              equivalent of the chief financial
                              officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.