Form 10QSB
period 2005-06-30
MCCOMBS REALTY PARTNERS LTD
filed 2005-08-15
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                             $    152
   Receivables and deposits                                                   132
   Restricted escrow                                                           80
   Other assets                                                               141
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,313
                                                             6,812
       Less accumulated depreciation                        (5,194)         1,618
                                                                         $  2,123
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     21
   Tenant security deposit liabilities                                         27
   Accrued property taxes                                                      36
   Other liabilities                                                           72
   Due to affiliates (Note D)                                               1,557
   Mortgage note payable                                                    4,350

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,169.13 units
      issued and outstanding)                               (3,939)        (3,940)
                                                                         $  2,123


         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2005         2004         2005        2004
Revenues:
  Rental income                         $ 252        $ 310        $ 513        $ 646
  Other income                              46           44           84           83
  Casualty gain (Note F)                    --           16           --           16
       Total revenues                      298          370          597          745

Expenses:
  Operating                                240          206          411          391
  General and administrative                33           29           58           61
  Depreciation                              64           70          128          138
  Interest                                 115          113          232          226
  Property taxes                             8           28           36           55
       Total expenses                      460          446          865          871

Net loss                                $ (162)      $ (76)       $ (268)     $ (126)

Net loss allocated to general
  partner                               $    --      $ --         $   --      $   --
Net loss allocated to limited
  partners                                 (162)        (76)         (268)      (126)
                                        $  (162)     $  (76)      $  (268)    $ (126)
Net loss per limited partnership
 unit                                   $ (9.44)     $ (4.43)     $(15.61)    $ (7.34)


         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)






                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2004                17,169.13    $    (1)    $ (3,671)   $  (3,672)

Net loss for the six months
   ended June 30, 2005                     --         --         (268)        (268)

Partners' deficit
   at June 30, 2005                 17,169.13      $ (1)     $ (3,939)    $ (3,940)



         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2005        2004
Cash flows from operating activities:
  Net loss                                                       $ (268)     $ (126)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                   128         138
     Amortization of loan costs                                      12          10
     Bad debt expense                                                15          22
     Casualty gain                                                   --         (16)
     Loss on early extinguishment of debt                             3          --
     Change in accounts:
       Receivables and deposits                                     (59)        (22)
       Other assets                                                   4         (33)
       Accounts payable                                             (27)        (29)
       Tenant security deposit liabilities                           (1)         (1)
       Accrued property taxes                                        36         (52)
       Due to affiliates                                             56          41
       Other liabilities                                            (10)         (6)
         Net cash used in operating activities                     (111)        (74)
Cash flows from investing activities:
  Insurance proceeds received                                        --          16
  Property improvements and replacements                            (71)        (45)
  Net withdrawals from (deposits to) restricted escrows              68         (18)
         Net cash used in investing activities                       (3)        (47)
Cash flows from financing activities:
  Repayment of mortgage note payable                             (5,160)         --
  Proceeds from mortgage note payable                             4,350          --
  Loan costs paid                                                  (103)         --
  Payments on mortgage note payable                                 (41)        (47)
  Advances from affiliate                                         1,190         120
         Net cash provided by financing activities                  236          73
Net increase (decrease) in cash and cash equivalents                122         (48)
Cash and cash equivalents at beginning of period                     30         132

Cash and cash equivalents at end of period                       $ 152        $ 84

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 209        $ 214

Included in property improvements and replacements for the six months ended June 30, 2005 are approximately $14,000 of property improvements and replacements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming McCombs Realty Partners (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has experienced decreasing occupancy levels and suffers from a lack of cash flow from operations. The Partnership's general partner, CRPTEX, Inc., a Texas corporation (the "General Partner") is currently evaluating its options to improve the operations of the property and increase occupancy levels to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$31,000 and $36,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $33,000 and $38,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses. Approximately $190,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $13,000, was owed to affiliates of the General Partner at June 30, 2005 and is included in due to affiliates.

During the six months ended June 30, 2005 and 2004 an affiliate of the General Partner advanced the Partnership approximately $1,190,000 and $120,000, respectively, to fund the refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in Note E), operating expenses and audit fees. These advances bear interest at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense for the six months ended June 30, 2005 and 2004 was approximately $17,000 and $1,000, respectively. At June 30, 2005 the total outstanding advances and accrued interest was approximately $1,367,000 and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Refinancing

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham Apartments. The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs. Total capitalized loan costs associated with the new mortgage were approximately $103,000 during the six months ended June 30, 2005 which are included in other assets. The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (5.64% at June 30, 2005 with a minimum rate of 5.40%). In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 7.55%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing. The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note F - Casualty Event

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

Note G - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakewood at Pelham                            71%        95%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $162,000 and $268,000, respectively, as compared to net loss of approximately $76,000 and $126,000 for the three and six months ended June 30, 2004, respectively. The increase in net loss for the three months ended June 30, 2005 is due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the six months ended June 30, 2005 is due to a decrease in total revenues. The decrease in total revenues for both periods is due to a decrease in rental income and the recognition of a casualty gain during 2004 (as discussed below). Other income remained relatively constant for the comparable periods. The decrease in rental income for both periods is primarily due to the decrease in occupancy, partially offset by an increase in the average rental rate at Lakewood at Pelham.

The increase in total expenses for the three months ended June 30, 2005 is due to increases in operating and interest expenses, partially offset by decreases in depreciation and property tax expenses. Total expenses remained relatively constant for the six months ended June 30, 2005 as increases in both operating and interest expenses were offset by decreases in depreciation and property tax expenses. General and administrative expenses remained relatively constant for both the three and six months ended June 30, 2005. The increase in operating expenses for both periods is primarily due to increases in advertising and contract services at Lakewood at Pelham. The increase in interest expense for both periods is primarily due to an increase in interest on advances from an affiliate of the General Partner and the loss recognized on the early extinguishment of debt associated with the refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments made on the mortgage encumbering the property, which reduced the carrying balance of the loan and the refinancing of the mortgage at a lower variable interest rate. The decrease in depreciation expense for both periods is primarily due to property improvements and replacements placed into service in prior years becoming fully depreciated during the fourth quarter of 2004. The decrease in property tax expense for both periods is primarily a result of a decrease in the assessed value of Lakewood at Pelham. Included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $152,000, compared to approximately $84,000 at June 30, 2004. The increase in cash and cash equivalents of approximately $122,000, from December 31, 2004, is due to approximately $236,000 of cash provided by financing activities, partially offset by approximately $111,000 of cash used in operating activities and approximately $3,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds received related to the refinancing of the mortgage encumbering Lakewood at Pelham and advances from an affiliate of the General Partner, partially offset by the repayment of the mortgage encumbering Lakewood at Pelham, loan costs paid, and payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2005, the Partnership completed approximately $57,000 of capital improvements at Lakewood at Pelham, consisting primarily of appliance and floor covering replacements. These improvements were funded from replacement reserves and operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham Apartments. The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs. Total capitalized loan costs associated with the new mortgage were approximately $103,000 during the six months ended June 30, 2005 which are included in other assets. The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (5.64% at June 30, 2005 with a minimum rate of 5.40%). In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 7.55%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing. The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the "Units") in the Partnership representing 26.55% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 15, 2005

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

10.2 Loan Agreement dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership's Current Report on Form 8-K dated May 27,
                  2005).

10.3 Promissory Note A dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership's Current Report on Form 8-K dated May 27,
                  2005).

10.4 Promissory Note B dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership's Current Report on Form 8-K dated May 27,
                  2005).

10.5 Guaranty dated May 27, 2005 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership's Current Report on Form 8-K dated May 27, 2005).

10.6 Rate Cap Provider - Consent and Acknowledgement dated May 27, 2005 by and among GMAC Commercial Mortgage Bank, Pelham Place, L.P., a South Carolina Limited Partnership, and SMBC, (incorporated by reference to the Partnership's Current Report on Form 8-K dated May 27, 2005).

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

Date: August 15, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President of CRPTEX,
                                    Inc.,  equivalent  of  the  chief
                                    executive    officer    of    the
                                    Partnership

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

Date: August 15, 2005
                              /s/Stephen B. Waters
                              Stephen B. Waters
                              Vice President of CRPTEX, Inc.,
                              equivalent of the chief financial
                              officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.