Form 10QSB
period 2005-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2005-11-14
CIK 759198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                             MCCOMBS REALTY PARTNERS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                             $     82
   Receivables and deposits                                                   167
   Restricted escrows                                                          97
   Other assets                                                               146
   Investment property:
       Land                                               $    499
       Buildings and related personal property               6,409
                                                             6,908
       Less accumulated depreciation                        (5,260)         1,648
                                                                         $  2,140
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                      $     68
   Tenant security deposit liabilities                                         32
   Accrued property taxes                                                      53
   Other liabilities                                                           75
   Due to affiliates (Note D)                                               1,650
   Mortgage note payable (Note E)                                           4,350

Partners' Deficit
   General partner                                        $     (1)
   Limited partners (17,169.13 units
      issued and outstanding)                               (4,087)        (4,088)
                                                                         $  2,140

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                         2005         2004         2005        2004
Revenues:
  Rental income                         $ 266        $ 282        $ 779        $ 928
  Other income                              37           54          121          137
  Casualty gain (Note F)                    --           --           --           16
       Total revenues                      303          336          900        1,081

Expenses:
  Operating                                223          166          634          557
  General and administrative                29           29           87           90
  Depreciation                              66           69          194          207
  Interest                                 115          114          347          340
  Property taxes                            18           27           54           82
       Total expenses                      451          405        1,316        1,276

Net loss                                $ (148)      $ (69)       $ (416)     $ (195)

Net loss allocated to
  general partner                        $ --         $ --         $ --        $ --
Net loss allocated to
  limited partners                        (148)         (69)        (416)        (195)
                                        $ (148)      $ (69)       $ (416)     $ (195)
Net loss per limited
 partnership unit                      $ (8.62)     $ (4.02)     $(24.23)     $(11.36)

            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' deficit at
   December 31, 2004                17,169.13    $    (1)    $ (3,671)   $  (3,672)

Net loss for the nine months
   ended September 30, 2005                --         --         (416)        (416)

Partners' deficit
   at September 30, 2005            17,169.13      $ (1)     $ (4,087)    $ (4,088)


            See Accompanying Notes to Consolidated Financial Statements

                             MCCOMBS REALTY PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2005       2004
Cash flows from operating activities:
  Net loss                                                       $ (416)     $ (195)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation                                                   194         207
     Amortization of loan costs                                      28          14
     Bad debt expense                                                22          49
     Casualty gain                                                   --         (16)
     Loss on early extinguishment of debt                             3          --
     Change in accounts:
       Receivables and deposits                                    (101)        (49)
       Other assets                                                  (9)        (35)
       Accounts payable                                               8          (5)
       Tenant security deposit liabilities                            4          (3)
       Accrued property taxes                                        53         (25)
       Due to affiliates                                            105          64
       Other liabilities                                             (7)         12
         Net cash (used in) provided by operating activities       (116)         18

Cash flows from investing activities:
  Insurance proceeds received                                        --          16
  Property improvements and replacements                           (155)        (73)
  Net withdrawals from (deposits to) restricted escrows              51         (35)
         Net cash used in investing activities                     (104)        (92)

Cash flows from financing activities:
  Repayment of mortgage note payable                             (5,160)         --
  Proceeds from mortgage note payable                             4,350          --
  Loan costs paid                                                  (111)         --
  Payments on mortgage note payable                                 (41)        (70)
  Advances from affiliate                                         1,234         120
         Net cash provided by financing activities                  272          50

Net increase (decrease) in cash and cash equivalents                 52         (24)
Cash and cash equivalents at beginning of period                     30         132
Cash and cash equivalents at end of period                        $ 82        $ 108

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 272       $ 320

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                              $ 12        $ --

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2005 are approximately $14,000 of property improvements and replacements which were included in accounts payable at December 31, 2004.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $53,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $50,000 and $58,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses. Approximately $210,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $17,000, was owed to affiliates of the General Partner at September 30, 2005 and is included in due to affiliates.

During the nine months ended September 30, 2005 and 2004 an affiliate of the General Partner advanced the Partnership approximately $1,234,000 and $120,000, respectively, to fund the refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in Note E), operating expenses and audit fees. These advances bear interest at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $46,000 and $3,000, respectively. At September 30, 2005 the total outstanding advances and accrued interest was approximately $1,440,000 and is included in due to affiliates. Subsequent to September 30, 2005, an affiliate of the General Partner advanced the Partnership's approximately $26,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Refinancing

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham Apartments. The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1,
2006.   The  existing   mortgage  with  an  outstanding   principal   amount  of
approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the nine months ended September 30, 2005 which are included in other assets. The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (6.16% at September 30, 2005 with a minimum rate of 5.40%). In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has
adopted  Statement  of  Financial   Accounting   Standards   ("SFAS")  No.  133,
"Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing. The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of ..25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Note G - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakewood at Pelham                            72%        93%
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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $148,000 and $416,000, respectively, as compared to net loss of approximately $69,000 and $195,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for both the three and nine months ended September 30, 2005 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the three months ended September 30, 2005 is due to decreases in both rental and other income. The decrease in total revenues for the nine months ended September 30, 2005 is due to decreases in both rental and other income and the recognition of a casualty gain during 2004 (as discussed below). The decrease in rental income for both periods is primarily due to the decrease in occupancy, partially offset by an increase in the average rental rate and reduced bad debt expense at Lakewood at Pelham. The decrease in other income for the three months ended September 30, 2005 is primarily due to a decrease in lease cancellation fees at the Partnership's investment property. The decrease in other income for the nine months ended September 30, 2005 is primarily due to decreases in lease cancellation fees and late charges, partially offset by an increase in cleaning fees at the property.

The increase in total expenses for the three months ended September 30, 2005 is due to an increase in operating expenses, partially offset by a decrease in property tax expense. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in both operating and interest expenses, partially offset by decreases in depreciation and property tax expenses. Both depreciation and interest expense remained relatively constant for the three months ended September 30, 2005. General and administrative expenses remained relatively constant for both the three and nine months ended September 30, 2005. The increase in operating expenses for both periods is primarily due to increases in advertising, contract services, and payroll related expenses at Lakewood at Pelham. The increase in interest expense for the nine months ended September 30, 2005 is primarily due to an increase in interest on advances from an affiliate of the General Partner, amortization expense and the loss recognized on the early extinguishment of debt associated with the refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments made on the previous mortgage encumbering the property, which reduced the carrying balance of the loan and the refinancing of the mortgage at a lower variable interest rate. The decrease in depreciation expense for the nine months ended September 30, 2005 is primarily due to property improvements and replacements placed into service in prior years becoming fully depreciated during the fourth quarter of 2004. The decrease in property tax expense for both periods is primarily a result of a decrease in the assessed value of Lakewood at Pelham. Included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $82,000, compared to approximately $108,000 at September 30, 2004. The increase in cash and cash equivalents of approximately $52,000, from December 31, 2004, is due to approximately $272,000 of cash provided by financing activities, partially offset by approximately $116,000 of cash used in operating activities and approximately $104,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds received related to the refinancing of the mortgage encumbering Lakewood at Pelham and advances from an affiliate of the General Partner, partially offset by the repayment of the mortgage encumbering Lakewood at Pelham, loan costs paid, and payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $153,000 of capital improvements at Lakewood at Pelham, consisting primarily of interior improvements and appliance and floor covering replacements. These improvements were funded from replacement reserves and operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham Apartments. The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the nine months ended September 30, 2005 which are included in other assets on the consolidated balance sheet included in "Item 1. Financial Statements". The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (6.16% at September 30, 2005 with a minimum rate of 5.40%). In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing. The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above. During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds. Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the "Units") in the Partnership representing 26.55% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                    MCCOMBS REALTY PARTNERS


                                    By:   CRPTEX, INC.
                                          General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: November 14, 2005

                                  EXHIBIT INDEX



Exhibit           Description of Exhibit

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

Date: November 14, 2005
                                /s/Martha L. Long
                                Martha L. Long
                                Senior Vice President of CRPTEX,  Inc.,
                                equivalent   of  the  chief   executive
                                officer of the Partnership

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

Date: November 14, 2005
                              /s/Stephen B. Waters
                              Stephen B. Waters
                              Vice President of CRPTEX, Inc.,
                              equivalent of the chief financial
                              officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.