Form 10KSB
period 2005-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2006-03-31
CIK 759198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14570

MCCOMBS REALTY PARTNERS
(Name of small business issuer in its charter)

California	33-0068732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

[ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,215,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership sold 22,036 units of Limited Partnership Interest (the "Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from certain limited partners.  In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution.  The Partnership is engaged in the business of operating and holding real estate property for investment.  All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California.  Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988.  At December 31, 2005, the Partnership's sole investment property is Lakewood at Pelham.  See "Item 2. Description of Property" for a further description of the Partnership's investment property.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakewood at Pelham
Greenville, South
Carolina	$ 6,970	$ 5,326	3-30 yrs	S/L	$ 1,022

See "Note B – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Lakewood at Pelham
1st mortgage	$ 4,350	(1)	(2)	06/01/07	$ 4,350

(1)

Adjustable rate equal to the average of London Interbank Offered Rates (“LIBOR”) for a term of one month plus 230 basis points (minimum rate of 5.40%). The rate at December 31, 2005 was 6.69% and will reset monthly.

(2)

Interest only payments.

(3)

See “Note C – Mortgage Note Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for other specific details about the variable rate loan.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham.  The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the year ended December 31, 2005 which are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.  The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (6.69% at December 31, 2005 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is approximately $6,000. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Schedule of Rental Rate and Occupancy:

Average annual rental rate and occupancy for 2005 and 2004 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Lakewood at Pelham	$5,490	$5,171	73%	90%

The General Partner attributes the decrease in occupancy at Lakewood at Pelham to an increase in credit standards and the implementation of a strict collection policy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  The Partnership’s property is subject to competition from other residential apartment complexes in the area.  The General Partner believes that the property is adequately insured.  The property is an apartment complex which leases units for terms of one year or less.  No tenant leases 10% or more of the available rental space.  The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2005 for the property were as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Lakewood at Pelham	$67	1.47%

Capital Improvements:

Lakewood at Pelham

The Partnership completed approximately $215,000 of capital improvements at Lakewood at Pelham during the year ended December 31, 2005, consisting primarily of interior improvements and appliance and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2005, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2005, the number of holders of record of the 17,165.83 Limited Partnership Units (the "Units") was 1,007.  Affiliates of the General Partner owned 4,558.50 Units or 26.56% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In each of 2005 and 2004, the number of Units decreased by 3.3 Units, due to Limited Partners abandoning their Units. In abandoning his or her Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Limited Partnership Unit in the consolidated statements of operations included in “Item 7. Financial Statements” is calculated based on the number of Units outstanding at the end of the year.

There were no distributions to the partners during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.56% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the

General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $560,000 compared to approximately $262,000 for the year ended December 31, 2004. The increase in net loss is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to decreases in rental and other income and the recognition of a casualty gain in 2004 (as discussed below). The decrease in rental income is primarily due to the decrease in occupancy, partially offset by an increase in the average rental rate and reduced bad debt expense at Lakewood at Pelham. The decrease in other income is primarily due to decreases in lease cancellation fees and late charges, partially offset by an increase in cleaning fees at the property.

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

The increase in total expenses is due to increases in operating, interest and general and administrative expenses, partially offset by a decrease in depreciation expense. Property tax expense remained relatively constant for the comparable periods. Operating expenses increased due to increases in advertising, contract services and payroll related expenses at Lakewood at Pelham. The increase in interest expense is primarily due to an increase in interest on advances from an affiliate of the General Partner, amortization expense and the loss recognized on the early extinguishment of debt associated with the refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in “Liquidity and Capital Resources”), partially offset by scheduled principal payments made on the previous mortgage encumbering the property, which reduced the carrying balance of the loan and the refinancing of the mortgage at a lower variable interest rate. The decrease in depreciation expense is primarily due to property improvements and replacements placed into service in prior years becoming fully depreciated during the fourth quarter of 2004.

The increase in general and administrative expenses is primarily due to an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $16,000 as compared to approximately $30,000 at December 31, 2004.  The decrease in cash and cash equivalents of approximately $14,000 is due to approximately $289,000 and $179,000 of cash used in operating and investing activities, respectively, partially offset by approximately $454,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of proceeds received related to the refinancing of the mortgage encumbering Lakewood at Pelham and advances from an affiliate of the General Partner, partially offset by the repayment of the mortgage encumbering Lakewood at Pelham, loan costs paid and payments of principal made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham.  The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense on the consolidated statements of operations included in “Item 7. Financial Statements”. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the year ended December 31, 2005 which are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.  The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (6.69% at December 31, 2005 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is approximately $6,000.

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

It was not anticipated that at October 20, 1998, there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the

Plan.  The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership’s sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date.   The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998, as required by the Plan from available funds.  There is no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above.  The General Partner has determined that although all of the required payments due under the Plan to the Limited Partners were not made, that the Partnership is not in any material financial default in connection with its prior bankruptcy.  In addition, the General Partner believes that it is proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above.  During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds.  Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.56% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the

Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners as of December 31, 2005, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCombs Realty Partners at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the consolidated financial statements, the Partnership suffers from inadequate liquidity and continues to generate recurring operating losses. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ERNST & YOUNG, LLP

Greenville, South Carolina

March 6, 2006

MCCOMBS REALTY PARTNERS

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 16
Receivables and deposits		216
Restricted escrows		120
Other assets		126
Investment property (Notes C and F):
Land	$ 499
Buildings and related personal property	6,471
	6,970
Less accumulated depreciation	(5,326)	1,644
		$ 2,122

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 44
Tenant security deposit liabilities		34
Other liabilities		36
Due to affiliates (Note E)		1,890
Mortgage note payable (Note C)		4,350

Partners' Deficit
General Partner	$ (1)
Limited partners (17,165.83 units issued and
outstanding)	(4,231)	(4,232)
		$ 2,122

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 1,047	$ 1,181
Other income	168	203
Casualty gain (Note G)	--	16
Total revenues	1,215	1,400

Expenses:
Operating	861	754
General and administrative	112	106
Depreciation	260	276
Interest	474	455
Property taxes	68	71
Total expenses	1,775	1,662

Net loss (Note D)	$ (560)	$ (262)

Net loss allocated to general partner	$ --	$ --
Net loss allocated to limited partners	(560)	(262)
	$ (560)	$ (262)

Net loss per limited partnership unit	$(32.62)	$(15.26)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Partners' deficit at
December 31, 2003	17,172.43	$ (1)	$(3,409)	$(3,410)

Abandonment of Limited Partnership
Units (Note H)	(3.3)	--	--	--

Net loss for the year ended
December 31, 2004	--	--	(262)	(262)

Partners' deficit at
December 31, 2004	17,169.13	(1)	(3,671)	(3,672)

Abandonment of Limited Partnership
Units (Note H)	(3.3)	--	--	--

Net loss for the year ended
December 31, 2005	--	--	(560)	(560)

Partners' deficit at
December 31, 2005	17,165.83	$ (1)	$(4,231)	$(4,232)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (560)	$ (262)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	260	276
Amortization of loan costs	44	19
Bad debt expense	36	77
Casualty gain	--	(16)
Loss on early extinguishment of debt	3	--
Change in accounts:
Receivables and deposits	(164)	(106)
Other assets	(5)	(16)
Accounts payable	(26)	(26)
Tenant security deposit liabilities	6	(6)
Accrued property taxes	--	(106)
Due to affiliates	163	77
Other liabilities	(46)	18

Net cash used in operating activities	(289)	(71)

Cash flows from investing activities:
Insurance proceeds received	--	16
Property improvements and replacements	(207)	(78)
Net withdrawals from (deposits to) restricted escrows	28	(29)

Net cash used in investing activities	(179)	(91)

Cash flows from financing activities:
Repayment of mortgage note payable	(5,160)	--
Proceeds from mortgage note payable	4,350	--
Loan costs paid	(111)	--
Payments on mortgage note payable	(41)	(95)
Advances from affiliate	1,416	155

Net cash provided by financing activities	454	60

Net decrease in cash and cash equivalents	(14)	(102)

Cash and cash equivalents at beginning of year	30	132

Cash and cash equivalents at end of year	$ 16	$ 30

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 365	$ 425
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 22	$ 14

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

Notes to Consolidated Financial Statements

December 31, 2005

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming McCombs Realty Partners (the “Partnership”) will continue as a going concern.  The Partnership continues to generate recurring operating losses, has experienced decreasing occupancy levels, suffers from a lack of cash flow from operations, and has advances due to affiliates. The Partnership’s general partner, CRPTEX, Inc., a Texas corporation (the “General Partner”) is currently evaluating its options to improve the operations of the property and increase occupancy levels to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.  Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from certain limited partners.  In addition, per the Plan of Reorganization (The "Plan") (see below), the General Partner made a $14,500 capital contribution.  There were 17,165.83 and 17,169.13 Limited Partnership units (the “Units”) outstanding at December 31, 2005 and 2004, respectively (see "Note H – Abandonment of Limited Partnership Units").

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

It was not anticipated that at October 20, 1998, there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan.  The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership’s sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date.   The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998, as required by the Plan from available funds.  There is no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above.  The General Partner has determined that although all of the required payments due under the Plan to the Limited Partners were not made, that the Partnership is not in any material financial default in connection with its prior bankruptcy.  In addition, the General Partner believes that it is proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

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

Net loss per Limited Partnership unit is based on the number of Limited Partnership units (the “Units”) outstanding (17,165.83 and 17,169.13 in 2005 and 2004, respectively) and the net loss allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Deferred Costs

Loan costs of approximately $97,000, less accumulated amortization of approximately $28,000, are included in other assets and are being amortized over the term of the related loan agreement.  Amortization expense for 2005 and 2004 was approximately $36,000 and $19,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $49,000 in 2006 and $20,000 in 2007. These amounts exclude the interest rate cap cost (as discussed below) and any associated adjustments to fair value.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits.  Cash balances include approximately $11,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $45,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt approximates its carrying value.

Derivative Financial Instruments

For the Partnership’s variable rate debt, the General Partner has entered into an interest rate cap agreement to reduce the Partnership’s exposure to interest rate fluctuations.  The interest rate cap agreement entered into in conjunction with the Lakewood at Pelham refinancing effectively limits the Partnership’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate.  The fair value of this instrument is reflected as an asset in the consolidated balance sheet, and periodic changes in fair value are included in interest expense.  This instrument is not material to the Partnership’s consolidated financial position and results of operations.

Restricted Escrows

At the time of the refinancing of the mortgage note payable in 2005, reserves for immediate repairs and replacements were established.  These reserves are to be used for capital replacements at the apartment complex. The property has a required monthly payment into the replacement reserve account to cover the costs of capital improvements and replacements. At December 31, 2005, the account balance was approximately $120,000, which includes interest earned on these funds.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Lakewood at Pelham
1st mortgage	$ 4,350	(1)	(1)	06/01/07	$ 4,350

(1)

Adjustable rate equal to the average of London Interbank Offered Rates for a term of one month plus 230 basis points (minimum rate of 5.40%). The rate at December 31, 2005 was 6.69% and will reset monthly.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham.  The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the year ended December 31, 2005 which are included in other assets.  The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (6.69% at December 31, 2005 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is approximately $6,000. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):

	2005	2004

Net loss as reported	$ (560)	$ (262)
Add (deduct)
Depreciation and amortization	151	156
Other	51	(100)

Federal taxable loss	$ (358)	$ (206)

Federal taxable income (loss) per
limited partnership unit (1):	$ 56.16	$ (2.67)

(1)   For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss. Included in Federal taxable income (loss) per limited partnership unit for both 2005 and 2004 are amounts allocated to both the Limited Partners who contributed additional capital and the non-contributing Limited Partners whose interests were diluted (see “Note B”).

The following is a reconciliation between the Partnership's reported amounts and Federal income tax basis of partners' deficit (in thousands):

Total partner's deficit – financial
statement basis	$(4,232)
Current year tax basis net loss
under financial statement net loss	202
Prior year cumulative tax basis net loss
over financial statement net loss	(788)

Total partner's deficit – Federal
income tax basis	$(4,818)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $60,000 and $68,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $66,000 for each of the years ended December 31, 2005 and 2004 which are included in general and administrative expenses. Approximately $231,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $21,000, was owed to affiliates of the General Partner at December 31, 2005 and is included in due to affiliates.

During the years ended December 31, 2005 and 2004, an affiliate of the General Partner advanced the Partnership approximately $1,416,000 and $155,000, respectively, to fund the refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in Note C), operating expenses and audit fees. These advances accrue interest at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense for the years ended December 31, 2005 and 2004 was approximately $83,000 and $5,000, respectively. At December 31, 2005, the total outstanding advances and accrued interest was approximately $1,659,000 and is included in due to affiliates. Subsequent to December 31, 2005 an affiliate of the General Partner advanced the Partnership approximately $64,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.56% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			And Related	Written Down
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakewood at Pelham	$ 4,350	$ 695	$ 6,730	$ (455)

Gross Amount At Which Carried
At December 31, 2005
(in thousands)
Buildings
And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
(in thousands)
Lakewood at
Pelham	$ 499	$ 6,471	$ 6,970	$ 5,326	1980	01/85	3-30 yrs

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$ 6,755	$ 6,671
Property improvements and replacements	215	92
Disposal of asset	--	(8)
Balance at end of year	$ 6,970	$ 6,755

Accumulated Depreciation
Balance at beginning of year	$ 5,066	$ 4,798
Additions charged to expense	260	276
Disposal of asset	--	(8)
Balance at end of year	$ 5,326	$ 5,066

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $9,586,000 and $9,387,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $8,564,000 and $8,455,000, respectively.

Note G – Casualty Event

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

Note H – Abandonment of Limited Partnership Units

In each of 2005 and 2004, the number of Limited Partnership Units decreased by 3.3 Units due to Limited Partners abandoning their Units. In abandoning his or her Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit in the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at the end of the year.

Note I - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

No remuneration was paid to the General Partner nor its directors or any of its officers during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2005.

Entity	Number of Units	Percentage
AIMCO Properties, L.P.
(an affiliate of AIMCO)	4,558.50	26.56%

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $60,000 and $68,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $66,000 for each of the years ended December 31, 2005 and 2004 which are included in general and administrative expenses on the consolidated statements of operations included in “Item 7. Financial Statements”. Approximately $231,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $21,000, was owed to affiliates of the General Partner at December 31, 2005 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

During the years ended December 31, 2005 and 2004, an affiliate of the General Partner advanced the Partnership approximately $1,416,000 and $155,000, respectively, to fund the refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in Note C to the consolidated financial statements included in “Item 7. Financial Statements”), operating expenses and audit fees. These advances accrue interest at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense for the years ended December 31, 2005 and 2004 was approximately $83,000 and $5,000, respectively. At December 31, 2005, the total outstanding advances and accrued interest was approximately $1,659,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2005 an affiliate of the General Partner advanced the Partnership approximately $64,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.56% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the

General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 for each of 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $11,000 and $10,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCCOMBS REALTY PARTNERS

By: CRPTEX, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

McCOMBS REALTY PARTNERS

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

10.2

Loan Agreement dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 27, 2005).

10.3

Promissory Note A dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 27, 2005).

10.4

Promissory Note B dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 27, 2005).

10.5

Guaranty dated May 27, 2005 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Bank, (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 27, 2005).

10.6

Rate Cap Provider – Consent and Acknowledgement dated May 27, 2005 by and among GMAC Commercial Mortgage Bank, Pelham Place, L.P., a South Carolina Limited Partnership, and SMBC, (incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 27, 2005).

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 31, 2006

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

Date: March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of CRPTEX, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of McCombs Realty Partners (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.