Form 10QSB
period 2006-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2006-05-15
CIK 759198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MCCOMBS REALTY PARTNERS

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 69
Receivables and deposits		281
Restricted escrows		95
Other assets		130
Investment property:
Land	$ 499
Buildings and related personal property	6,511
	7,010
Less accumulated depreciation	(5,396)	1,614
		$ 2,189
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 68
Tenant security deposit liabilities		39
Accrued property taxes		18
Other liabilities		66
Due to affiliates (Note D)		2,013
Mortgage note payable		4,350

Partners' Deficit
General partner	$ (1)
Limited partners (17,165.83 units
issued and outstanding)	(4,364)	(4,365)
		$ 2,189

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 287	$ 261
Other income	44	38
Total revenues	331	299

Expenses:
Operating	212	171
General and administrative	30	25
Depreciation	70	64
Interest	134	117
Property taxes	18	28
Total expenses	464	405

Net loss	$ (133)	$ (106)

Net loss allocated to general partner	$ --	$ --
Net loss allocated to limited partners	(133)	(106)
	$ (133)	$ (106)

Net loss per limited partnership unit	$(7.75)	$(6.17)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Partners' deficit at
December 31, 2005	17,165.83	$ (1)	$ (4,231)	$ (4,232)

Net loss for the three months
ended March 31, 2006	--	--	(133)	(133)

Partners' deficit
at March 31, 2006	17,165.83	$ (1)	$ (4,364)	$ (4,365)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (133)	$ (106)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	70	64
Amortization of loan costs	15	5
Bad debt expense	15	6
Change in accounts:
Receivables and deposits	(80)	35
Other assets	(19)	(19)
Accounts payable	36	8
Tenant security deposit liabilities	5	(1)
Accrued property taxes	18	28
Other liabilities	30	(4)
Due to affiliates	59	23

Net cash provided by operating activities	16	39

Cash flows from investing activities:
Property improvements and replacements	(52)	(28)
Net withdrawals from (deposits to) restricted escrows	25	(17)

Net cash used in investing activities	(27)	(45)

Cash flows from financing activities:
Payments on mortgage note payable	--	(25)
Advances from affiliate	64	80
Net cash provided by financing activities	64	55

Net increase in cash and cash equivalents	53	49

Cash and cash equivalents at beginning of period	16	30

Cash and cash equivalents at end of period	$ 69	$ 79

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 49	$ 105
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 10	$ --

Included in property improvements and replacements for the three months ended March 31, 2006 and 2005 are approximately $22,000 and $14,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming McCombs Realty Partners (the “Partnership” or “Registrant”) will continue as a going concern.  The Partnership continues to generate recurring operating losses and has advances due to affiliates.  The Partnership’s general partner, CRPTEX, Inc., a Texas corporation (the “General Partner”) is currently evaluating its options to improve the operations of the property and further increase occupancy levels to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership, a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C – Plan of Reorganization

On March 9, 1987, the original general partners of the Partnership, on behalf of the Partnership, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Central District of California ("Court").  The Partnership continued as Debtor-In-Possession to operate its business in the ordinary course until the Court confirmed the Partnership's Plan of Reorganization (the “Plan”) effective October 25, 1988.  The Plan was approved by all required classes of creditors.

The Plan required that the Partnership make certain payments to its secured creditors and others on or before October 20, 1995.  These payments were made on or

Note C – Plan of Reorganization (continued)

about June 25, 1995, when the Partnership refinanced the outstanding mortgages encumbering the property.  The Plan also required that the Partnership make the following distributions on October 20, 1998, from available cash:

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above.  During the fourth

Note C – Plan of Reorganization (continued)

quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds.  Approximately $530,000, which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above.  In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002.  Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $16,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $15,000 and $17,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses. Approximately $251,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $27,000, was owed to affiliates of the General Partner at March 31, 2006 and is included in due to affiliates.

During the three months ended March 31, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $64,000 and $80,000, respectively, to fund operating expenses.  These advances bear interest at the prime rate plus 2% (9.75% at March 31, 2006).  Interest expense for the three months ended March 31, 2006 and 2005 was approximately $40,000 and $4,000, respectively.  At March 31, 2006, the total amount of outstanding advances and accrued interest was approximately $1,762,000 and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $33,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $28,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note E – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair

Note E – Contingencies (continued)

Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the

Note E – Contingencies (continued)

presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lakewood at Pelham	81%	73%
Greenville, South Carolina

The General Partner attributes the increase in occupancy at Lakewood at Pelham to increased marketing efforts and improved economic conditions in the Greenville area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $133,000, compared to approximately $106,000 for the three months ended March 31, 2005. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in operating, interest, depreciation and general and administrative expenses, partially offset by a decrease in property tax expense. Operating expenses increased primarily due to increases in payroll related expenses, contract services, and clean up expenses resulting from an ice storm which occurred in December 2005, partially offset by a decrease in fees incurred during 2005 related to the Partnership’s successful appeal of the assessed value of Lakewood at Pelham. The increase in interest expense is primarily due to increases in interest on advances from an affiliate of the General Partner and amortization expense, partially offset by a lower variable interest rate on the mortgage debt encumbering the property. Depreciation expense increased as a result of property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. Property tax expense decreased primarily due to decreases in the assessed value and tax rate at the property.

The increase in general and administrative expenses is primarily due to an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income. Rental income increased primarily due to increases in occupancy and the average rental rate, partially offset by an increase in bad debt expense at the property. Other income increased primarily due to an increase in cleaning and damage fees at the property.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $69,000 as compared to approximately $79,000 at March 31, 2005.  The increase in cash and cash equivalents of approximately $53,000, from December 31, 2005, is due to approximately $64,000 and $16,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $27,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2006, the Partnership completed approximately $40,000 of capital improvements at Lakewood at Pelham, consisting primarily of floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham.  The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that is available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (7.13% at March 31, 2006 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at March 31, 2006 is approximately $3,000. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above.  During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds.  Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the “Units”) in the Partnership representing 26.56% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

Date: May 15, 2006

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

Date: May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of CRPTEX, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.