Form 10QSB
period 2006-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2006-11-13
CIK 759198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MCCOMBS REALTY PARTNERS

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 19
Receivables and deposits		284
Restricted escrows		135
Other assets		91
Investment property:
Land	$ 499
Buildings and related personal property	6,639
	7,138
Less accumulated depreciation	(5,539)	1,599
		$ 2,128
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 50
Tenant security deposit liabilities		49
Accrued property taxes		55
Other liabilities		45
Due to affiliates (Note D)		2,139
Mortgage note payable		4,350

Partners' Deficit
General partner	$ (1)
Limited partners (17,165.83 units
issued and outstanding)	(4,559)	(4,560)
		$ 2,128

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 348	$ 266	$ 965	$ 779
Other income	54	37	147	121
Total revenues	402	303	1,112	900

Expenses:
Operating	219	223	654	634
General and administrative	25	29	89	87
Depreciation	73	66	213	194
Interest	150	115	429	347
Property taxes	18	18	55	54
Total expenses	485	451	1,440	1,316

Net loss	$ (83)	$ (148)	$ (328)	$ (416)

Net loss allocated to
general partner	$ --	$ --	$ --	$ --
Net loss allocated to
limited partners	(83)	(148)	(328)	(416)
	$ (83)	$ (148)	$ (328)	$ (416)
Net loss per limited
partnership unit	$ (4.84)	$ (8.62)	$(19.11)	$(24.23)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Partners' deficit at
December 31, 2005	17,165.83	$ (1)	$ (4,231)	$ (4,232)

Net loss for the nine months
ended September 30, 2006	--	--	(328)	(328)

Partners' deficit
at September 30, 2006	17,165.83	$ (1)	$ (4,559)	$ (4,560)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (328)	$ (416)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	213	194
Amortization of loan costs	43	28
Bad debt expense	35	22
Loss on early extinguishment of debt	--	3
Change in accounts:
Receivables and deposits	(103)	(101)
Other assets	(8)	(9)
Accounts payable	3	8
Tenant security deposit liabilities	15	4
Accrued property taxes	55	53
Due to affiliates	185	105
Other liabilities	9	(7)
Net cash provided by (used in) operating activities	119	(116)

Cash flows from investing activities:
Property improvements and replacements	(165)	(155)
Net (deposits to) withdrawals from restricted escrows	(15)	51
Net cash used in investing activities	(180)	(104)

Cash flows from financing activities:
Repayment of mortgage note payable	--	(5,160)
Proceeds from mortgage note payable	--	4,350
Loan costs paid	--	(111)
Payments on mortgage note payable	--	(41)
Advances from affiliate	64	1,234
Net cash provided by financing activities	64	272

Net increase in cash and cash equivalents	3	52
Cash and cash equivalents at beginning of period	16	30
Cash and cash equivalents at end of period	$ 19	$ 82

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 240	$ 272

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 25	$ 12

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $22,000 and $14,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2005 and 2004.

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

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership, a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $54,000 and $45,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $38,000 and $50,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses. Approximately $286,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $38,000, was owed to affiliates of the General Partner at September 30, 2006 and is included in due to affiliates.

During the nine months ended September 30, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $64,000 and $1,234,000, respectively, to fund operating expenses, the 2005 refinancing of the mortgage encumbering Lakewood at Pelham Apartments (as discussed in Note E), and audit fees. These advances bear interest at the prime rate plus 2% (10.25% at September 30, 2006).  Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $131,000 and $46,000, respectively.  At September 30, 2006, the total amount of outstanding advances and accrued interest was approximately $1,853,000 and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $28,000, respectively for hazard insurance coverage and fees associated with policy claims administration.

Note E – Refinancing

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham Apartments.  The new mortgage was comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that was available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The Partnership was not able to meet the specified performance criteria prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the nine months ended September 30, 2005 which are included in other assets.  The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (7.62% at September 30, 2006 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap was reduced to zero during the nine months ended September 30, 2006.  In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note F – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the Plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the district of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lakewood at Pelham Apartments	90%	72%
Greenville, South Carolina

The General Partner attributes the increase in occupancy at Lakewood at Pelham to increased resident referrals and internet marketing.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $83,000 and $328,000, respectively, as compared to net loss of approximately $148,000 and $416,000 for the three and nine months ended September 30, 2005.  The decrease in net loss for both periods is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months ended September 30, 2006 due to increases in rental and other income.   Rental income increased primarily due to an increase in occupancy, partially offset by an increase in bad debt expense at the property and a decrease in the average rental rate.  Other income increased for both periods primarily due to increases in tenant utility reimbursements and application fees.

The increase in total expenses for the three months ended September 30, 2006 is primarily due to increases in interest and depreciation expenses.  The increase in total expenses for the nine months ended September 30, 2006 is due to increases in operating, depreciation and interest expenses. Property taxes and general and administrative expenses remained comparable for the three and nine months ended September 30, 2006. Operating expenses remained comparable for the three month period. Operating expenses increased for the nine months ended September 30, 2006 due to an increase in management fees as a result of the increase in rental income and an increase in hazard insurance premiums. Depreciation expense increased for the three and nine months ended September 30, 2006 as a result of property improvements and replacements placed into service over the past twelve months at the investment property. Interest expense increased for both periods due to an increase in interest on advances from an affiliate of the General Partner due to higher average outstanding balances and an increase in the interest rate charged on such advances, and to a lesser extent an increase in amortization of loan costs.

Included in general and administrative expense for the three and nine months ended September 30, 2006 are cost of services included in the management reimbursements to the general partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and nine months ended September 30, 2006 are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $19,000 as compared to approximately $82,000 at September 30, 2005.  The increase in cash and cash equivalents of approximately $3,000, from December 31, 2005, is due to approximately $64,000 and $119,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $180,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2006, the Partnership completed approximately $168,000 of capital improvements at Lakewood at Pelham, consisting primarily of floor covering replacement and restoration of the pool area. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham.  The new mortgage was comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that was available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The Partnership was not able to meet the specified performance criteria prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (7.62% at September 30, 2006 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap was reduced to zero during the nine months ended September 30, 2006. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above.  During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds.  Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the “Units”) in the Partnership representing 26.56% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the Plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the district of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCCOMBS REALTY PARTNERS

By: CRPTEX, Inc.
General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date: November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of CRPTEX, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.