Form 10KSB
period 2006-12-31
MCCOMBS REALTY PARTNERS LTD
filed 2007-03-23
CIK 759198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,519,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership sold 22,036 units of Limited Partnership Interest (the "Units") for $11,018,000 in a public offering that began December 1984 and ended December 1985. Since its initial offering, the Registrant has received approximately $730,000 of additional capital contributions from certain limited partners.  In addition, under the Partnership's 1988 Plan of Reorganization (see "Item 6. Management's Discussion and Analysis or Plan of Operation"), the General Partner made a $14,500 capital contribution.  The Partnership is engaged in the business of operating and holding real estate property for investment.  All of the net proceeds from the offering were expended in 1985 for the acquisition and operation of one apartment complex (Lakewood at Pelham) located in Greenville, South Carolina, as well as office complexes (Airport Business Center and Crown Center) located in Georgia and California.  Airport Business Center was foreclosed upon by the lender in September 1987, and Crown Center was foreclosed upon by the lender in April 1988.  At December 31, 2006, the Partnership's sole investment property is Lakewood at Pelham.  See "Item 2. Description of Property" for a further description of the Partnership's investment property.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakewood at Pelham
Greenville, South
Carolina	$ 7,284	$ 5,587	3-30 yrs	S/L	$ 1,197

See "Note B – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)
Lakewood at Pelham
1st mortgage	$ 4,350	(1)	(2)	06/01/07	$ 4,350

(1)

Adjustable rate equal to the average of London Interbank Offered Rates (“LIBOR”) for a term of one month plus 230 basis points (minimum rate of 5.40%). The rate at December 31, 2006 was 7.63% and will reset monthly.  An interest rate cap agreement limits the Partnership’s interest rate to a maximum of 7.55%.

(2)

Interest only payments.

(3)

See “Note C – Mortgage Note Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for other specific details about the variable rate loan.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham. The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that was available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The Partnership was not able to meet the specified performance criteria prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the year ended December 31, 2005 which are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.  The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (7.63% at December 31, 2006 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap was reduced to zero during the year ended December 31, 2006. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 for the property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Lakewood at Pelham	$5,468	$5,490	92%	73%

The General Partner attributes the increase in occupancy at Lakewood at Pelham to a more stable tenant base, increased traffic due to property improvements and competitive pricing.

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Lakewood at Pelham	$72	1.58%

Capital Improvements

Lakewood at Pelham

The Partnership completed approximately $339,000 of capital improvements at Lakewood at Pelham during the year ended December 31, 2006, consisting primarily of structural improvements, parking area improvements and floor covering replacements and restoration of the pool area. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the district of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2006, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2006, the number of holders of record of the 17,155.93 Limited Partnership Units (the "Units") was 1,005.  Affiliates of the General Partner owned 4,558.50 Units or 26.57% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 2006 and 2005, the number of Units decreased by 9.9 and 3.3 Units, respectively, due to Limited Partners abandoning their Units. In abandoning his or her Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Limited Partnership Unit in the consolidated statements of operations included in “Item 7. Financial Statements” is calculated based on the number of Units outstanding at the end of the year.

There were no distributions paid to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.57% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $419,000 as compared to a net loss of approximately $560,000 for the year ended December 31, 2005.  The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the year ended December 31, 2006 due to increases in rental and other income.   Rental income increased primarily due to an increase in occupancy, partially offset by an increase in bad debt expense at the property and a slight decrease in the average rental rate.  Other income increased primarily due to increases in tenant utility reimbursements and application fees.

The increase in total expenses for the year ended December 31, 2006 is due to increases in operating, depreciation and interest expenses. Property taxes and general and administrative expenses remained comparable. Operating expenses increased primarily due to an increase in management fees as a result of the increase in rental income and to a lesser extent an increase in hazard insurance premiums. Depreciation expense increased as a result of property improvements and replacements placed into service over the past twelve months at the investment property now being depreciated. Interest expense increased due to an increase in interest on advances from an affiliate of the General Partner due to higher average outstanding balances and an increase in the interest rate charged on such advances, and to a lesser extent an increase in amortization of loan costs.

Included in general and administrative expense for the years ended December 31, 2006 and 2005 are cost of services included in the management reimbursements to the general partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the years ended December 31, 2006 are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $93,000 as compared to approximately $16,000 at December 31, 2005.  The increase in cash and cash equivalents of approximately $77,000 is due to approximately $76,000 and $297,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $296,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham.  The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that was available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The Partnership was not able to meet the specified performance criteria prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the year ended December 31, 2005 which are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.  The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (7.63% at December 31, 2006 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap was reduced to zero during the year ended December 31, 2006. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above.  During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds.  Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.57% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

MCCOMBS REALTY PARTNERS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

McCombs Realty Partners

We have audited the accompanying consolidated balance sheet of McCombs Realty Partners as of December 31, 2006, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCombs Realty Partners at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the consolidated financial statements, the Partnership continues to generate recurring operating losses, has significant advances due to affiliates, and has significant debt maturing in 2007. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ERNST & YOUNG, LLP

Greenville, South Carolina

March 22, 2007

MCCOMBS REALTY PARTNERS

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 93
Receivables and deposits		151
Restricted escrows		92
Other assets		60
Investment property (Notes C and F):
Land	$ 499
Buildings and related personal property	6,785
	7,284
Less accumulated depreciation	(5,587)	1,697
		$ 2,093

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 57
Tenant security deposit liabilities		50
Other liabilities		68
Due to affiliates (Note E)		2,219
Mortgage note payable (Note C)		4,350

Partners' Deficit
General Partner	$ (1)
Limited partners (17,155.93 units issued and
outstanding)	(4,650)	(4,651)
		$ 2,093

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,312	$ 1,047
Other income	207	168
Total revenues	1,519	1,215

Expenses:
Operating	885	861
General and administrative	115	112
Depreciation	286	260
Interest	579	474
Property taxes	73	68
Total expenses	1,938	1,775

Net loss (Note D)	$ (419)	$ (560)

Net loss allocated to general partner	$ --	$ --
Net loss allocated to limited partners	(419)	(560)
	$ (419)	$ (560)

Net loss per limited partnership unit	$(24.42)	$(32.62)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Partners' deficit at
December 31, 2004	17,169.13	$ (1)	$(3,671)	$(3,672)

Abandonment of Limited Partnership
Units (Note G)	(3.3)	--	--	--

Net loss for the year ended
December 31, 2005	--	--	(560)	(560)

Partners' deficit at
December 31, 2005	17,165.83	(1)	(4,231)	(4,232)

Abandonment of Limited Partnership
Units (Note G)	(9.9)	--	--	--

Net loss for the year ended
December 31, 2006	--	--	(419)	(419)

Partners' deficit at
December 31, 2006	17,155.93	$ (1)	$(4,650)	$(4,651)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (419)	$ (560)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	286	260
Amortization of loan costs	49	36
Bad debt expense	51	36
Loss on early extinguishment of debt	--	3
Change in accounts:
Receivables and deposits	14	(164)
Other assets	17	3
Accounts payable	(2)	(26)
Tenant security deposit liabilities	16	6
Due to affiliates	253	163
Other liabilities	32	(46)

Net cash provided by (used in) operating
activities	297	(289)

Cash flows from investing activities:
Property improvements and replacements	(324)	(207)
Net withdrawals from restricted escrows	28	28

Net cash used in investing activities	(296)	(179)

Cash flows from financing activities:
Repayment of mortgage note payable	--	(5,160)
Proceeds from mortgage note payable	--	4,350
Loan costs paid	--	(111)
Payments on mortgage note payable	--	(41)
Advances from affiliate	76	1,416

Net cash provided by financing activities	76	454
Net increase (decrease) in cash and cash equivalents	77	(14)
Cash and cash equivalents at beginning of year	16	30
Cash and cash equivalents at end of year	$ 93	$ 16
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 324	$ 365
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 37	$ 22

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $14,000 of property improvements and replacements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

Notes to Consolidated Financial Statements

December 31, 2006

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming McCombs Realty Partners (the “Partnership”) will continue as a going concern.  The Partnership continues to generate recurring operating losses, has advances due to affiliates, and its mortgage note payable matures June 1, 2007 (see Note C). The Partnership’s general partner, CRPTEX, Inc., a Texas corporation (the “General Partner”) is currently evaluating its options to improve the operations of the property and further increase occupancy levels and rental income to improve the cash flows generated by the property. The Partnership is currently evaluating its options to extend or refinance the mortgage note payable.

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

Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.  Since its initial offering, the Partnership has received approximately $730,000 of additional capital contributions from certain limited partners.  In addition, per the Plan of Reorganization (The "Plan") (see below), the General Partner made a $14,500 capital contribution.  There were 17,155.93 and 17,165.83 Limited Partnership units (the “Units”) outstanding at December 31, 2006 and 2005, respectively.

Reclassification

Certain reclassifications have been made to the 2005 balance to conform to the 2006 presentation.

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

Net loss per Limited Partnership unit is based on the number of Limited Partnership units (the “Units”) outstanding (17,165.83) in 2006 and 2005 and the net loss allocated to the Limited Partners in accordance with the Partnership Agreement as amended by the Plan of Reorganization.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987.  As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

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

Deferred Costs

Loan costs of approximately $97,000, less accumulated amortization of approximately $77,000, are included in other assets and are being amortized over the term of the related loan agreement.  Amortization expense for 2006 and 2005 was approximately $49,000 and $36,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $20,000 in 2007.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limits on insured deposits.  Cash balances include approximately $87,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $40,000 and $45,000 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Derivative Financial Instruments

For the Partnership’s variable rate debt, the General Partner has entered into an interest rate cap agreement to reduce the Partnership’s exposure to interest rate fluctuations.  The interest rate cap agreement entered into in conjunction with the Lakewood at Pelham refinancing effectively limits the Partnership’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate.  The fair value of this instrument was reduced to zero during the year ended December 31, 2006.  This instrument is not material to the Partnership’s consolidated financial position and results of operations.

Restricted Escrows

At the time of the refinancing of the mortgage note payable in 2005, reserves for immediate repairs and replacements were established.  These reserves are to be used for capital replacements at the apartment complex. The property has a required monthly payment into the replacement reserve account to cover the costs of capital improvements and replacements. At December 31, 2006, the account balance was approximately $92,000, which includes interest earned on these funds.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Lakewood at Pelham
1st mortgage	$ 4,350	(1)	(1)	06/01/07	$ 4,350

(1)

Adjustable rate equal to the average of London Interbank Offered Rates (“LIBOR”) for a term of one month plus 230 basis points (minimum rate of 5.40%). The rate at December 31, 2006 was 7.63% and will reset monthly.  An interest rate cap agreement limits the Partnership’s interest rate to no higher than 7.55%.

On May 27, 2005, the Partnership obtained a mortgage in the maximum principal amount of $5,500,000 on Lakewood at Pelham.  The new mortgage is comprised of an initial advance of $4,350,000 that was made to the Partnership on May 27, 2005 and an earn-out advance of $1,150,000 that was available to the Partnership based upon certain performance criteria being met prior to June 1, 2006. The Partnership was not able to meet the specified performance criteria prior to June 1, 2006. The existing mortgage with an outstanding principal amount of approximately $5,160,000 was repaid with proceeds from the initial advance of the new mortgage and an additional loan from an affiliate of the General Partner of approximately $1,035,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs associated with the new mortgage were approximately $111,000 during the year ended December 31, 2005 which are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.  The new mortgage requires monthly payments of interest beginning on July 1, 2005 until the loan matures June 1, 2007, with interest being equal to the average of the one month LIBOR plus 230 basis points (7.63% at December 31, 2006 with a minimum rate of 5.40%).  In conjunction with the new mortgage note, the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap was reduced to zero during the year ended December 31, 2006. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $80,000 repair reserve that was established with the lender at closing.  The Partnership has the option of extending the maturity date for two additional six month periods upon delivering written notice to the lender, paying an extension fee of .25% of the outstanding principal amount of the mortgage, no event of default existing and certain performance criteria being met. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (419)	$ (560)
Add (deduct)
Depreciation and amortization	106	151
Other	2	51

Federal taxable loss	$ (311)	$ (358)

Federal taxable income (loss) per
limited partnership unit (1):	$ 5.95	$ 56.16

(1)   For 2006 and 2005, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss. Included in Federal taxable income per limited partnership unit for 2006 and 2005 are amounts allocated to both the Limited Partners who contributed additional capital and the non-contributing Limited Partners whose interests were diluted (see “Note B”).

The following is a reconciliation between the Partnership's reported amounts and Federal income tax basis of partners' deficit (in thousands):

Total partner's deficit – financial
statement basis	$(4,651)
Current year tax basis net loss
under financial statement net loss	113
Prior year cumulative tax basis net loss
over financial statement net loss	(591)

Total partner's deficit – Federal
income tax basis	$(5,129)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $76,000 and $60,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $66,000 for the years ended December 31, 2006 and 2005 which are included in general and administrative expenses. Approximately $306,000 in reimbursement of accountable administrative expense, including related accrued interest of approximately $44,000, was owed to affiliates of the General Partner at December 31, 2006 and is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2006 and 2005, an affiliate of the General Partner advanced the Partnership approximately $76,000 and $1,416,000, respectively, to fund operating expenses, the 2005 refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in Note C), and audit fees. These advances accrue interest at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense for the years ended December 31, 2006 and 2005 was approximately $179,000 and $83,000, respectively. At December 31, 2006, the total outstanding advances and accrued interest was approximately $1,913,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.57% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			And Related	Written Down
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakewood at Pelham	$ 4,350	$ 695	$ 6,730	$ (141)

Gross Amount At Which Carried
At December 31, 2006
(in thousands)
Buildings
And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
(in thousands)
Lakewood at
Pelham	$ 499	$ 6,785	$ 7,284	$ 5,587	1980	01/85	3-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 6,970	$ 6,755
Property improvements and replacements	339	215
Disposal of asset	(25)	--
Balance at end of year	$ 7,284	$ 6,970

Accumulated Depreciation
Balance at beginning of year	$ 5,326	$ 5,066
Additions charged to expense	286	260
Disposal of asset	(25)	--
Balance at end of year	$ 5,587	$ 5,326

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $9,941,000 and $9,586,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $8,744,000 and $8,564,000, respectively.

Note G – Abandonment of Limited Partnership Units

In 2006 and 2005, the number of Limited Partnership Units decreased by 9.9 and 3.3 Units, respectively, due to Limited Partners abandoning their Units. In abandoning his or her Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit in the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at the end of the year.

Note H - Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the district of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers.  The names of the directors and officers of CRPTEX, Inc. (the “General Partner” and formerly Capital Realty Group Properties, Inc.), their ages and the nature of all positions with CRPTEX, Inc. presently held by them are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage
AIMCO Properties, L.P.
(an affiliate of AIMCO)	4,558.50	26.57%

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $76,000 and $60,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $66,000 for the years ended December 31, 2006 and 2005 which are included in general and administrative expenses. Approximately $306,000 in reimbursement of accountable administrative expense, including related accrued interest of approximately $44,000, was owed to affiliates of the General Partner at December 31, 2006 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

During the years ended December 31, 2006 and 2005, an affiliate of the General Partner advanced the Partnership approximately $76,000 and $1,416,000, respectively, to fund operating expenses, the 2005 refinancing of the mortgage encumbering Lakewood at Pelham (as discussed in “Item 7. Financial Statements” Note C), and audit fees. These advances accrue interest at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense for the years ended December 31, 2006 and 2005 was approximately $179,000 and $83,000, respectively. At December 31, 2006, the total outstanding advances and accrued interest was approximately $1,913,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 Units in the Partnership representing 26.57% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $31,000 and $28,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $5,000 and $11,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCCOMBS REALTY PARTNERS

By: CRPTEX, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

Date: March 23, 2007

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

Date: March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of CRPTEX, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of McCombs Realty Partners (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.