Form 10QSB
period 2007-03-31
MCCOMBS REALTY PARTNERS LTD
filed 2007-05-15
CIK 759198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MCCOMBS REALTY PARTNERS

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 125
Receivables and deposits		139
Restricted escrows		28
Other assets		76
Investment property:
Land	$ 499
Buildings and related personal property	6,838
	7,337
Less accumulated depreciation	(5,664)	1,673
		$ 2,041
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 50
Tenant security deposit liabilities		51
Accrued property taxes		18
Other liabilities		31
Due to affiliates (Note D)		2,290
Mortgage note payable		4,350

Partners' Deficit
General partner	$ (1)
Limited partners (17,155.93 units
issued and outstanding)	(4,748)	(4,749)
		$ 2,041

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 349	$ 287
Other income	57	44
Total revenues	406	331

Expenses:
Operating	232	212
General and administrative	27	30
Depreciation	77	70
Interest	150	134
Property taxes	18	18
Total expenses	504	464

Net loss	$ (98)	$ (133)

Net loss allocated to general partner	$ --	$ --
Net loss allocated to limited partners	(98)	(133)
	$ (98)	$ (133)

Net loss per limited partnership unit	$(5.71)	$(7.75)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Partners' deficit at
December 31, 2006	17,155.93	$ (1)	$ (4,650)	$ (4,651)

Net loss for the three months
ended March 31, 2007	--	--	(98)	(98)

Partners' deficit
at March 31, 2007	17,155.93	$ (1)	$ (4,748)	$ (4,749)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (98)	$ (133)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	77	70
Amortization of loan costs	12	15
Bad debt expense	12	15
Change in accounts:
Receivables and deposits	--	(80)
Other assets	(28)	(19)
Accounts payable	12	36
Tenant security deposit liabilities	1	5
Accrued property taxes	18	18
Other liabilities	(37)	30
Due to affiliates	71	59

Net cash provided by operating activities	40	16

Cash flows from investing activities:
Property improvements and replacements	(72)	(52)
Net withdrawals from restricted escrows	64	25

Net cash used in investing activities	(8)	(27)

Cash flows provided by financing activities:
Advances from affiliate	--	64

Net increase in cash and cash equivalents	32	53

Cash and cash equivalents at beginning of period	93	16

Cash and cash equivalents at end of period	$ 125	$ 69

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 83	$ 49
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 18	$ 10

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $37,000 and $22,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming McCombs Realty Partners (the “Partnership”) will continue as a going concern.  The Partnership continues to generate recurring operating losses, has advances due to affiliates and its mortgage note payable matures December 1, 2007.  The Partnership’s general partner, CRPTEX, Inc., a Texas corporation (the “General Partner”) is currently evaluating its options to improve the operations of the property and further increase occupancy levels to improve the cash flows generated by the property.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership, a California limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $21,000 and $16,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $15,000 for both of the three months ended March 31, 2007 and 2006 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Approximately $328,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $51,000, was owed to affiliates of the General Partner at March 31, 2007 and is included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during the three months ended March 31, 2006 an affiliate of the General Partner advanced the Partnership approximately $64,000 to fund operating expenses. There were no such advances during the three months ended March 31, 2007.  Advances bear interest at the prime rate plus 2% (10.25% at March 31, 2007).  Interest expense for the three months ended March 31, 2007 and 2006 was approximately $49,000 and $40,000, respectively.  At March 31, 2007, the total amount of outstanding advances and accrued interest was approximately $1,962,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $47,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note E – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakewood at Pelham	95%	81%
Greenville, South Carolina

The General Partner attributes the increase in occupancy at Lakewood at Pelham to more stable tenant base and increased traffic due to property improvements.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $98,000 as compared to a net loss of approximately $133,000 for the three months ended March 31, 2006.  The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three months ended March 31, 2007 due to increases in rental and other income.   Rental income increased primarily due to an increase in occupancy and, to a lesser extent, a slight increase in the average rental rate and a decrease in bad debt at the property. Other income increased primarily due to an increase in tenant utility reimbursements.

The increase in total expenses for the three months ended March 31, 2007 is due to increases in operating, depreciation and interest expenses, partially offset by a decrease in general and administrative expenses. Property tax expense remained comparable for both periods. Operating expenses increased due to increases in management fee and administrative expenses. Management fee expense increased due to the increase in rental income discussed above.  Administrative expense increased due to an increase in contract common area cleaning services. Depreciation expense increased as a result of property improvements and replacements placed into service over the past twelve months at the investment property, which are now being depreciated. Interest expense increased due to an increase in interest on advances from an affiliate of the General Partner due to a higher average outstanding balance and an increase in the interest rate charged on such advances, and due to an increase in the variable interest rate on the mortgage encumbering the investment property.

General and administrative expense decreased due to a decrease in professional services associated with Partnership matters. Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $125,000 as compared to approximately $69,000 at March 31, 2006.  The increase in cash and cash equivalents of approximately $32,000, from December 31, 2006, is due to approximately $40,000 of cash provided by operating activities, partially offset by approximately $8,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2007, the Partnership completed approximately $53,000 of capital improvements at Lakewood at Pelham, consisting primarily of floor covering, water heater, and appliance replacements. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage encumbering the investment property of approximately $4,350,000 requires monthly payments of interest until maturity in December 1, 2007, with interest being equal to the average of the one-month LIBOR plus 230 basis points (7.62% at March 31, 2007 with a minimum rate of 5.40%).  Subsequent to March 31, 2007, the Partnership exercised its option to extend the maturity from June 1, 2007 to December 1, 2007.  The Partnership has the option of extending the maturity date for an additional six month period upon delivering written notice to the lender, paying an extension fee, no event of default existing and certain performance criteria being met.  In conjunction with the mortgage note, in 2005 the Partnership paid approximately $14,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, which expires in June 2007, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.55%. The Partnership has evaluated Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133” and determined that the Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap are recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap was reduced to zero during the year ended December 31, 2006.  The lender did not require the Partnership to enter into an interest rate cap agreement in conjunction with its exercise of the option to extend the maturity until December 1, 2007, however the lender reserves the right to require the Partnership to enter into an interest rate cap agreement at a later date.

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

Since the expiration of the Plan on October 20, 1998, the General Partner had reserved all excess cash to ensure that the Partnership would be able to meet its operating and capital improvement needs rather than making pro-rata payments to the limited partners in accordance with numbers 1, 3, and 4 above.  During the fourth quarter of 2001, the General Partner determined that the Partnership had accumulated approximately $562,000 in excess funds.  Approximately $530,000 which had been reserved since 1998 to ensure that the property was fully able to meet its operating and capital improvement needs with existing operating funds, was distributed during the year ended December 31, 2002 in accordance with number 1 above. In addition, approximately $32,000 was distributed from operations during the year ended December 31, 2002. Any additional funds will be distributed in accordance with the terms of the Partnership Agreement as modified by the Plan. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the “Units”) in the Partnership representing 26.57% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCCOMBS REALTY PARTNERS

By: CRPTEX, Inc.
General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

Date: May 14, 2007

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

Date: May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of CRPTEX, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.