Form 10QSB
period 2007-06-30
MCCOMBS REALTY PARTNERS LTD
filed 2007-08-14
CIK 759198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

June 30, 2007

Assets
Cash and cash equivalents	$ 4,104
Receivables and deposits	155
4,259
Liabilities
Accounts payable	155
Other liabilities	3
Due to affiliates (Note D)	351
Estimated costs during the period of liquidation
(Note B)	79
588
Net assets in liquidation	$ 3,671

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations (Note A):
Revenues
Rental income	357	330	706	617
Other income	59	49	116	93
Total revenues	416	379	822	710

Expenses
Operating	263	223	495	435
General and administrative	30	34	57	64
Depreciation	77	70	154	140
Interest	152	145	302	279
Property taxes	18	19	36	37
Total expenses	540	491	1,044	955

Loss from discontinued operations	(124)	(112)	(222)	(245)
Gain on sale of discontinued operations
(Note E)	8,623	--	8,623	--

Net income (loss)	$ 8,499	$ (112)	$ 8,401	$ (245)

Net income (loss) allocated to general
Partners	$ 1	$ --	$ 1	$ --
Net income (loss) allocated to limited
Partners	8,498	(112)	8,400	(245)

	$ 8,499	$ (112)	$ 8,401	$ (245)
Per limited partnership unit:
Loss from discontinued
operations	$ (7.23)	$ (6.52) --	$ (12.94)	$(14.27)
Gain on sale of discontinued
operations	502.57	--	502.57	--

Net income (loss) per limited
partnership unit	$ 495.34	$ (6.52)	$ 489.63	$(14.27)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL/NET

ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Partners' deficit
at December 31, 2006	17,155.93	$ (1)	$ (4,650)	$(4,651)

Net income for the six months
ended June 30, 2007	--	1	8,400	8,401

Partners' capital
at June 30, 2007	17,155.93	$ --	$ 3,750	3,750

Adjustment to liquidation basis
(Note B)				(79)

Net assets in liquidation at
June 30, 2007				$ 3,671

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,401	$ (245)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	154	140
Amortization of loan costs	22	31
Bad debt expense	19	24
Loss on extinguishment of debt	3	--
Gain on sale of discontinued operations	(8,623)	--
Change in accounts:
Receivables and deposits	(23)	(78)
Other assets	35	(3)
Accounts payable	63	16
Tenant security deposit liabilities	(50)	14
Accrued property taxes	--	37
Other liabilities	(65)	--
Due to affiliates	(221)	118
Net cash (used in) provided by operating activities	(285)	54
Cash flows from investing activities:
Property improvements and replacements	(97)	(92)
Net withdrawals from restricted escrow	92	2
Net proceeds from sale of discontinued operations	10,298	--
Net cash provided by (used in) investing activities	10,293	(90)
Cash flows from financing activities:
Advances from affiliate	--	64
Repayment of advances from affiliate	(1,647)	--
Repayment of mortgage note payable	(4,350)	--
Net cash (used in) provided by financing activities	(5,997)	64
Net increase in cash and cash equivalents	4,011	28
Cash and cash equivalents at beginning of period	93	16
Cash and cash equivalents at end of period	$4,104	$ 44
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 532	$ 155
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 16	$ 35

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $37,000 and $22,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2007, McCombs Realty Partners (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E – Disposition of Investment Property”. The general partner responsible for management of the Partnership’s business is CRPTEX, Inc., a Texas corporation (the “General Partner”). The General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2007, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the consolidated financial statements.

The General Partner estimates that the liquidation process will be completed by June 30, 2008.  Because the success in realization of assets and the settlement of liabilities, is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for both the three and six months ended June 30, 2007 and 2006 are presented to reflect the operations of the Partnership’s investment property as discontinued operations as a result of the sale of the investment property on June 29, 2007.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at June 30, 2007, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $79,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficit) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ 79

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

It was not anticipated that at October 20, 1998, there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan.  The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership’s sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date.   The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998, as required by the Plan from available funds.  There was no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above.  The General Partner has determined that although all of the required payments due under the Plan to the Limited Partners were not made, that the Partnership is not in any material financial default in connection with its prior bankruptcy.  In addition, the General Partner believed that it was proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

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

Subsequent to June 30, 2007, the Partnership distributed approximately $2,996,000 of sales proceeds to the limited partners in accordance with numbers 1, 3 and 4 above. The distribution was allocated among both the contributing and non-contributing limited partners in the amount of approximately $2,636,000 ($179.17 per unit) and $360,000 ($147.41 per unit) respectively.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $41,000 and $34,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses on the accompanying consolidated statements of discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $31,000 and $25,000 for the six months ended June 30, 2007 and 2006 and are included in general and administrative expenses on the accompanying consolidated statements of discontinued operations. Approximately $351,000 in reimbursement of accountable administrative expenses, including related accrued interest of approximately $58,000, was owed to affiliates of the General Partner at June 30, 2007 and is included in due to affiliates on the accompanying Consolidated Statement of Net Assets in Liquidation. This amount was paid in full subsequent to June 30, 2007 with funds from the sale of the property.

In accordance with the Partnership Agreement, during the six months ended June 30, 2006 an affiliate of the General Partner advanced the Partnership approximately $64,000 to fund operating expenses. There were no such advances during the six months ended June 30, 2007.  Advances bear interest at the prime rate plus 2% (10.25% at June 30, 2007).  Interest expense for the six months ended June 30, 2007 and 2006 was approximately $99,000 and $83,000, respectively. During the six months ended June 30, 2007, advances and accrued interest of approximately $2,013,000 were repaid. There were no such payments during the six months ended June 30, 2006.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $59,000 for hazard insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note E – Disposition of Investment Property

On June 29, 2007, the Partnership sold its last remaining investment property, Lakewood at Pelham Apartments, to a third party. In addition to Lakewood at Pelham Apartments, affiliates of the third party also purchased nine other apartment properties; all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the General Partner of the Partnership. The total sales price for all ten apartment properties was $95,800,000 of which $10,350,000 represents the portion of the sales price allocated to Lakewood at Pelham Apartments.

The net proceeds realized by the Partnership for Lakewood at Pelham Apartments were approximately $10,298,000 after payment of closing costs.  The Partnership used approximately $4,350,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $8,623,000 as a result of the sale.  The property’s operations of approximately $222,000 and $245,000 are shown as loss from discontinued operations and include revenues of approximately $822,000 and $710,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $3,000 as a result of the write-off of unamortized loan costs.  This amount is included in interest expense on the accompanying Consolidated Statements of Discontinued Operations for the three and six months ended June 30, 2007.

Note F - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

Results of Operations

As of June 30, 2007, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Lakewood at Pelham Apartments, on June 29, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for both the three and six months ended June 30, 2007 and 2006 are presented to reflect the operations of the Partnership’s investment property as discontinued operations as a result of the sale of the investment property on June 29, 2007. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $8,499,000 and $8,401,000 for the three and six months ended June 30, 2007 compared to net losses of approximately $112,000 and $245,000 for the three and six months ended June 30, 2006.  The increase in net income for both periods is primarily due to a gain on sale of discontinued operations in 2007.

On June 29, 2007, the Partnership sold its last remaining investment property, Lakewood at Pelham Apartments, to a third party. In addition to Lakewood at Pelham Apartments, affiliates of the third party also purchased nine other apartment properties; all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the General Partner of the Partnership. The total sales price for all ten apartment properties was $95,800,000 of which $10,350,000 represents the portion of the sales price allocated to Lakewood at Pelham Apartments.

The net proceeds realized by the Partnership for Lakewood at Pelham Apartments was approximately $10,298,000 after payment of closing costs.  The Partnership used approximately $4,350,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $8,623,000 as a result of the sale.  The property’s operations of approximately $222,000 and $245,000 are shown as loss from discontinued operations and include revenues of approximately $822,000 and $710,000 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $3,000 as a result of the write-off of unamortized loan costs. This amount is included in interest expense on the accompanying Consolidated Statements of Discontinued Operations for the three and six months ended June 30, 2007.

Excluding the impact of the gain on sale of discontinued operations in 2007, the Partnership’s loss from discontinued operations was approximately $124,000 and $222,000 for the three and six months ended June 30, 2007 respectively, as compared to loss from discontinued operations of approximately $112,000 and $245,000 for the three and six months ended June 30, 2006 respectively.  The increase in loss from discontinued operations for the three months ended June 30, 2007 is due to an increase in total expenses partially offset by an increase in total revenues.  The decrease in loss from continuing operations for the six months ended June 30, 2007 is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and six months ended June 30, 2007 due to increases in both rental and other income at Lakewood at Pelham Apartments.  Rental income increased at Lakewood at Pelham Apartments due to an increase in occupancy, an increase in the average rental rate and a decrease in bad debt expense.  Other income increased for both the three and six months ended June 30, 2007 due to an increase in tenant utility reimbursements.

Total expenses increased for both the three and six months ended June 30, 2007 primarily due to an increase in operating, depreciation, and interest expenses, partially offset by a decrease in general and administrative expense. Property tax expense remained comparable for both periods.  Operating expense increased for the three months ended June 30, 2007 due to an increase in property expense and an accrual of costs associated with the sale of the property. Operating expense increased for the six months ended June 30, 2007 due to increases in administrative and management fee expenses. Property expense increased for the three months ended June 30, 2007 due to an increase in salaries and related benefits. Administrative expense increased for the six months ended June 30, 2007 due to an increase in training and travel and personnel costs. Management fees increased due to an increase in rental income on which such fee is based. Depreciation expense increased for both the three and six months ended June 30, 2007 as a result of property improvements and replacements placed into service over the past twelve months at the investment property. Interest expense increased for both periods due to an increase in interest on advances from an affiliate of the General Partner due to a higher average outstanding balance and an increase in the interest rate charged on such advances, and due to an increase in the variable interest rate on the mortgage encumbering the investment property.

General and administrative expense decreased for the three and six months ended June 30, 2007 due to a decrease in professional services and legal expenses partially offset by an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate by June 30, 2008 due to the sale of its remaining investment property (see “Note B” to the consolidated financial statements included in “Item 1. Financial Statements”).

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $4,104,000 compared to approximately $44,000 at June 30, 2006.  Cash and cash equivalents increased approximately $4,011,000 since December 31, 2006 due to approximately $10,293,000 of cash provided by investing activities partially offset by approximately $5,997,000 and $285,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Lakewood at Pelham Apartments and net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of advances from affiliates and repayment of the mortgage note payable as a result of the sale of Lakewood at Pelham Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

During the six months ended June 30, 2007, the Partnership completed approximately $76,000 of capital improvements at Lakewood at Pelham Apartments, consisting primarily of floor covering, water heater and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The property was sold to a third party on June 29, 2007.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2007, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at June 30, 2007, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $79,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficit) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ 79

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

It was not anticipated that at October 20, 1998, there would be available funds to fully satisfy the unsecured claims of the Limited Partners, as indicated under the Plan.  The limited partners were approached in August 1998 and asked to either approve a sale of the Partnership’s sole investment property or for the General Partner to petition the Bankruptcy Court for an extension of the settlement date.   The required fifty-one percent response was not received. As a result, the Partnership did not make any payments to the Limited Partners on October 20, 1998, as required by the Plan from available funds.  There was no requirement, however, that the Partnership sell or again refinance the property in order to pay in part or in whole, the payments to the Limited Partners referred to above.  The General Partner has determined that although all of the required payments due under the Plan to the Limited Partners were not made, that the Partnership is not in any material financial default in connection with its prior bankruptcy.  In addition, the General Partner believed that it was proper for the Partnership to continue operating under the terms of its Partnership Agreement as modified by the Plan.

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

There were no distributions paid during the six months ended June 30, 2007 and 2006. Subsequent to June 30, 2007, the Partnership distributed approximately $2,996,000 of sales proceeds to the limited partners in accordance with numbers 1, 3 and 4 above. The distribution was allocated among both the contributing and non-contributing limited partners in the amount of approximately $2,636,000 ($179.17 per unit) and $360,000 ($147.41 per unit), respectively. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the “Units”) in the Partnership representing 26.57% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

MCCOMBS REALTY PARTNERS

By: CRPTEX, Inc.
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

10.2

Loan Agreement dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2005).

10.3

Promissory Note A dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2005).

10.4

Promissory Note B dated May 27, 2005 between Pelham Place, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2005).

10.5

Guaranty dated May 27, 2005 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Bank, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2005).

10.6

Rate Cap Provider – Consent and Acknowledgement dated May 27, 2005 by and among GMAC Commercial Mortgage Bank, Pelham Place, L.P., a South Carolina Limited Partnership, and SMBC, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2005).

10.7

Purchase and Sale Contract between Pelham Place Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated May 23, 2007. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2007).

10.8

Amendment to Purchase and Sale Contract between Pelham Place Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 5, 2007. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2007).

10.9

Second Amendment to Purchase and Sale Contract between Pelham Place Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian Corporation, dated June 6, 2007. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2007).

10.10

Third Amendment to and Reinstatement of Purchase and Sale Contract between Pelham Place Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 15, 2007. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2007).

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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of CRPTEX, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of McCombs Realty Partners (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.