Form 10QSB
period 2007-09-30
MCCOMBS REALTY PARTNERS LTD
filed 2007-11-08
CIK 759198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Unaudited)

(in thousands)

September 30, 2007

Assets
Cash and cash equivalents	$ 756
Receivables and deposits	20
776
Liabilities
Accounts payable	53
Estimated costs during the period of liquidation	62
115
Net assets in liquidation	$ 661

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended
September 30, 2007

Net assets in liquidation at July 1, 2007	$ 3,671

Interest income	8

Adjustment to estimated costs to be incurred through
June 30, 2008	(8)

Costs incurred during liquidation period	(14)

Distributions to partners	(2,996)

Net assets in liquidation at September 30, 2007	$ 661

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Six Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2007	September 30, 2006	September 30, 2006
Income from continuing	$ --	$ --	$ --
operations
Loss from discontinued
operations (Note A):
Revenues
Rental income	706	348	965
Other income	116	54	147
Total revenues	822	402	1,112

Expenses
Operating	495	219	654
General and administrative	57	25	89
Depreciation	154	73	213
Interest	302	150	429
Property taxes	36	18	55
Total expenses	1,044	485	1,440

Loss from discontinued
operations	(222)	(83)	(328)

Gain on sale of discontinued
operations (Note C)	8,623	--	--

Net income (loss)	$ 8,401	$ (83)	$ (328)

Net income (loss) allocated
to general partner	$ 1	$ --	$ --
Net income (loss) allocated
to limited partners	8,400	(83)	(328)
	$ 8,401	$ (83)	$ (328)
Per limited partnership unit:
Loss from discontinued
operations	$ (12.94)	$ (4.84)	$(19.11)
Gain on sale of discontinued
operations	502.57	--	--
Net income (loss) per limited
partnership unit	$ 489.63	$ (4.84)	$(19.11)

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL/NET

ASSETS IN LIQUDATION

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

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Nine Months Ended
	June 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss )	$ 8,401	$ (328)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities
Depreciation	154	213
Amortization of loan costs	22	43
Bad debt expense	19	35
Loss on extinguishment of debt	3	--
Gain on sale of discontinued operations	(8,623)	--
Change in accounts:
Receivables and deposits	(23)	(103)
Other assets	35	(8)
Accounts payable	63	3
Tenant security deposit liabilities	(50)	15
Accrued property taxes	--	55
Other liabilities	(65)	9
Due to affiliates	(221)	185
Net cash (used in) provided by operating
activities	(285)	119

Cash flows from investing activities:
Property improvements and replacements	(97)	(165)
Net withdrawals from (deposits to) restricted
escrows	92	(15)
Net proceeds from sale of discontinued operations	10,298	--
Net cash provided by (used in) investing
activities	10,293	(180)

Cash flows from financing activities:
Repayment of mortgage note payable	(4,350)	--
Repayment of advances from affiliate	(1,647)	--
Advances from affiliate	--	64
Net cash (used in) provided by financing
activities	(5,997)	64

Net increase in cash and cash equivalents	4,011	3
Cash and cash equivalents at beginning of period	93	16
Cash and cash equivalents at end of period	$ 4,104	$ 19

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 532	$ 240

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 16	$ 25

Included in property improvements and replacements for the six months ended June 30, 2007 and the nine months ended September 30, 2006 are approximately $37,000 and $22,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

MCCOMBS REALTY PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2007, McCombs Realty Partners (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note C – Disposition of Investment Property”). The general partner responsible for management of the Partnership’s business is CRPTEX, Inc., a Texas corporation (the “General Partner”). The General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for the six months ended June 30, 2007 and the three and nine months ended September 30, 2006 are presented to reflect the operations of the Partnership’s investment property as discontinued operations as a result of the sale of the investment property on June 29, 2007.

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

Note C – Disposition of Investment Property

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

The net proceeds realized by the Partnership for Lakewood at Pelham Apartments were approximately $10,298,000 after payment of closing costs.  The Partnership used approximately $4,350,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $8,623,000 as a result of the sale during the six months ended June 30, 2007.  The property’s operations of approximately $222,000 and $328,000 are shown as loss from discontinued operations and include revenues of approximately $822,000 and $1,112,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $3,000 as a result of the write-off of unamortized loan costs during the six months ended June 30, 2007.  This amount is included in interest expense on the accompanying consolidated statement of discontinued operations for the six months ended June 30, 2007.

Note D – Plan of Reorganization

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

During the nine months ended September 30, 2007, the Partnership distributed approximately $2,996,000 of sales proceeds to the limited partners in accordance with numbers 1, 3 and 4 above. The distribution was allocated among both the contributing and non-contributing limited partners in the amount of approximately $2,636,000 ($179.17 per unit) and $360,000 ($147.41 per unit) respectively.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $41,000 and $54,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 and $38,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in estimated costs to liquidate and general and administrative expenses.  During the three months ended September 30, 2007, the Partnership paid approximately $377,000 of previously accrued reimbursements with proceeds from the sale of its investment property.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2006 an affiliate of the General Partner advanced the Partnership approximately $64,000 to fund operating expenses. There were no such advances during the six months ended June 30, 2007.  Advances bear interest at the prime rate plus 2%.  Interest expense for the six months ended June 30, 2007 and the nine months ended September 30, 2006 was approximately $99,000 and $131,000, respectively. During the six months ended June 30, 2007, advances and accrued interest of approximately $2,013,000 were repaid. There were no such payments during the nine months ended September 30, 2006.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $44,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note F - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

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

The net proceeds realized by the Partnership for Lakewood at Pelham Apartments were approximately $10,298,000 after payment of closing costs.  The Partnership used approximately $4,350,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $8,623,000 as a result of the sale during the six months ended June 30, 2007.  The property’s operations of approximately $222,000 and $328,000 are shown as loss from discontinued operations and include revenues of approximately $822,000 and $1,112,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $3,000 as a result of the write-off of unamortized loan costs during the six months ended June 30, 2007.  This amount is included in interest expense on the accompanying consolidated statement of discontinued operations for the six months ended June 30, 2007.

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

During the three months ended September 30, 2007, net assets in liquidation decreased by approximately $3,010,000. The decrease in net assets in liquidation is primarily due to a distribution to partners, and to a lesser extent, an increase in the estimated costs to liquidate and additional costs incurred, partially offset by interest income received.  The increase in estimated costs to be incurred during the period of liquidation is due to an increase in the estimated costs to prepare the audit and tax returns of the Partnership.

The consolidated statement of net assets in liquidation as of September 30, 2007 includes approximately $62,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2008. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond June 30, 2008, the projected date of liquidation.

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

During the nine months ended September 30, 2007, the Partnership distributed approximately $2,996,000 of sales proceeds to the limited partners in accordance with numbers 1, 3 and 4 above. The distribution was allocated among both the contributing and non-contributing limited partners in the amount of approximately $2,636,000 ($179.17 per unit) and $360,000 ($147.41 per unit), respectively. There were no distributions paid during the nine months ended September 30, 2006. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,558.50 limited partnership units (the “Units”) in the Partnership representing 26.57% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

MCCOMBS REALTY PARTNERS

By: CRPTEX, Inc.
General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
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